Form 10-K
period 2010-12-31
Island Radio, Inc.
filed 2011-03-30
CIK 1499785

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-169397

                           Island Radio, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-3042462 (I.R.S. Employer Identification Number)

    5850 Cameron Run Terrace, Ste. 918, Alexandria, VA  22303

 (Address of principal executive offices)

            Tel: (703) 232-1726; Fax: (520) 844-9162

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                        None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                                                                                        Accelerated Filer    ☐

Non-Accelerated Filer   ☐  (Do not check if a smaller reporting company)            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒      No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of March 25, 2011, no public market for registrant’s common equity has developed.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

As of March 25, 2011, there were 7,375,000 shares of common stock, $0.001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Annual Report, the terms "we", "us", "our", "Island Radio", “Registrant”, and “Issuer” mean Island Radio, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

We were incorporated on June 28, 2010 in the State of Nevada.  Our plan is to become a successful commercial FM radio broadcaster of originally programmed audio entertainment throughout the Caribbean region and worldwide over the Internet.  We plan to start with the launching of a 24-hour streaming radio program over the Internet and systematically expand through traditional syndicated radio programming which will be broadcast over commercial FM radio spectrum from radio towers located throughout various popular Caribbean islands.

Organizational History

We were incorporated on June 28, 2010 in the State of Nevada.  As of March 25, 2011 we had 7,375,000 shares of our common stock, $0.001 par value, issued and outstanding.  Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended.  Because we are considered a shell company, the securities previously sold in past offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

We are authorized to issue up to thirty million (30,000,000) shares of capital stock; twenty-five million (25,000,000) shares of which are designated as common stock, $0.001 par value, and five million (5,000,000) shares designated as preferred stock, $0.001 par value.  Shares of our preferred stock can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as deemed appropriate by the Board of Directors.

Industry Background

The primary source of revenues for radio broadcasters is the sale of advertising time to local, regional and national advertisers.  In the United States over the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the Radio Advertising Bureau (www.rab.com).  Further, the Radio Advertising Bureau reports that after three years of declining revenues, the industry is showing signs of stabilization and rebound in 2010.  We anticipate receiving approximately 70% of our revenue from local advertisers and 30% of our revenue from regional advertisers who tend to operate multiple retail storefronts located throughout the more popular island destinations.

Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups.  Stations are typically classified by their on-air format such as rock, adult contemporary, urban, gospel and news/talk.  A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features.  By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience.  Advertisers and stations use data published by audience measuring services and technologies to estimate how many people within particular geographical markets and demographics listen to specific stations.

Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

According to a study performed by Bridge Ratings (www.bridgeratings.com) earlier this year, the average AM/FM radio listener spent an average of 18 hours per week listening.  While this was down from the 22 hours per week reported in a similar study in 2005, Bridge Ratings reports that this decrease was offset by an increase in listening to simulcast radio broadcasts over the Internet.

Streaming Internet Radio

Streaming Internet radio is a relatively new broadcasting media in which live radio programming is simultaneously transmitted to an unlimited number of listeners worldwide over the Internet.  In order to listen to a radio Internet broadcast a listener will log in to a radio server which will simulcast the radio broadcast to the listener through media play software such as Windows Media Player.  As a result, listeners are able to listen, watch and read available broadcasts through their own computer.

Listening to live radio broadcasts over the Internet provides the listener with certain advantages when compared to traditional AM/FM transmission, including:

•

There are no geographical broadcasting limitations.  Anyone with an Internet connection can listen to a live radio broadcast on their own computer (or, in some cases, cell phone) from anywhere in the world;

•

Listeners can interact and communicate directly with the radio DJ more closely and quickly through instant messaging, e-mail, and chat rooms;

•

Listeners can also interact and communicate with each  other in real time through chat rooms and radio blogs; and

•

Broadcasters can better track and monitor listener traffic and interactivity trends through the examination of their radio server logs.

Competition

The radio broadcasting industry is highly competitive.  The success or failure of our future radio stations and simulcast Internet radio broadcast will depend largely upon our ability to appeal to and retain a large enough listener audience and attract enough local and regional advertisers which will allow us to generate sufficient and sustained advertising revenue.

Radio stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as from other advertising media such as television, print, and evolving technologies including social media, advanced cell phones, and the Internet in general.

Factors that are material to a radio station’s competitive position include brand identity and loyalty, management, the station’s ranking within its own marketplace, transmitter power and location, assigned radio frequency, audience demographics, local programming acceptance, and the number and characteristics of other radio stations and advertising media within the local marketplace.

The Caribbean region is primarily controlled by smaller independent owners and operators of localized radio stations.  We are aware of only one other competitor with a similar business strategy to ours and that is Tradewinds Broadcasting Corporation (www.tradewindsradio.com).  We consider Tradewinds Broadcasting to be our primary competitor in the Caribbean region.

We believe our business plan is highly competitive in this marketplace and will allow us to grow in a steady and controlled manner utilizing our current management’s vast knowledge and experience in this industry and region.

Plan of Operations

We plan on developing a widely listened to 24-hour radio program that will be transmitted over commercial FM radio spectrum from radio broadcast towers strategically located throughout the Caribbean region and simulcast worldwide over the Internet using current generation streaming media technology.  Our radio broadcasting studio will be based in St. Maarten, Dutch West Indies.

It is important to note that we are a development stage business with minimal business activity.  As of March 25, 2011 we do not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

Programming Format

We intend to develop a 24-hour radio broadcast program featuring classic rock & roll and oldies from the 1970s and 1980s.  We will have live disc jockeys (DJs) running the music programming, taking musical requests and talking with entertaining listeners live over the air.  In addition, our programming will include periodic breaks for international news, local weather, and sports updates.

Targeted Demographic Group

Our radio programming will be aimed at attracting listeners aged 30 – 50 with annual household incomes in excess of $40,000.  Based on our president and chief executive officers experience at Island92 (www.island92.com), we anticipate a significant portion of our listeners will be comprised of vacationing tourists, expatriates, and other island visitors such as yacht and aviation crews and cruise ship visitors.  Many of these visiting listeners will return home and continue listening to our radio programming over the Internet at www.islandradiolive.com.

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of March 25, 2011 we have not raised adequate capital to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

We estimate generating initial revenues approximately ten months following raising enough capital to commence the following operations.  We plan to complete our milestones as follows:

0 - 4 Months

We will construct a radio broadcast studio in St. Maarten, Dutch West Indies.  This studio will be approximately 150 square feet in size.  We anticipate the cost of construction, plus the purchase of some initial recording and broadcasting equipment will cost approximately $7,500, which includes a new Dell PowerEdge R310 Server ($2,000), Internet DSL connection deposit ($1,500), wiring ($500), and construction costs ($3,500 in building materials and labor).  In order to minimize our start-up costs, our president and chief executive officer, Eric Boyer, has verbally agreed to temporarily loan us, free of charge, some of his personal broadcasting equipment, including hardware consisting of a sound board, microphones, headphones, video monitors, speakers, and an electronics rack mounting system, as well as access to his extensive library of digital broadcast quality music and the software to run the system and enable the streaming Internet radio broadcast.

5 - 7 Months

We will develop and beta test our interactive streaming Internet website (www.islandradiolive.com).  This website will allow our listeners to log in from anywhere in the world and listen to our live radio broadcast using the current generation of streaming media technology as well as see what is happening live in the broadcast studio through a fixed webcam and interact in real time with the live DJ and other listeners through an interactive chat room.  Visitors to the website will also be able to learn about the radio programming schedule, current and recently played songs (including artists name and the ability to purchase the song directly through the website), upcoming events, weather, news and sports.  We estimate this website will cost approximately $2,500 to complete.

8 - 9 Months

We will develop and conduct a limited test market for our radio programming schedule to test varying DJ segments in order to maximize potential listener appeal.  We will also be working out any bugs in our website to ensure that, once we are officially live with 24-hour radio broadcasting, our streaming Internet radio broadcast has no unnecessary interruptions.

Concurrently we will apply for a radio broadcasting license for the island of Saba, Dutch West Indies.  It is our intent to place a 1,500 watt radio tower at the top of Saba, whose mountain peak is approximately 2,877 feet above sea level.  We estimate that we should be able to reach the islands of Saba, St. Maarten, St. Eustatius, Anguilla and St. Barthelemy (St. Barts) with this proposed tower configuration.

We estimate that these activities will cost an aggregate of approximately $3,000.

10 - 12 Months

We will initiate our live 24-hour radio broadcast over the Internet and begin our sales and marketing efforts to sell advertising time on our radio broadcast and banner advertisements on our website.

In addition we will start seeking additional equity financing aimed at raising up to an additional $200,000 for the construction of our planned Saba, Dutch West Indies radio broadcast tower, provided our application for a radio broadcast license is approved.

We estimate that these activities will cost us approximately $3,000.

Note: The amounts allocated to each line item in the above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone following receipt of sufficient capital to begin executing our business plan.  Any line item amounts not expended completely, as detailed in the milestones above, shall be held in reserve as working capital and subject to reallocation as required for ongoing operations.

Long-Term Plan (5 Years)

Over the next five years our growth and expansion will focus primarily on radio broadcasting licenses on strategic Caribbean islands and then construct or acquire radio broadcasting towers to transmit our simulcast radio programming.  In addition to our primary marketplace, St. Maarten, Dutch West Indies, we have identified the following Caribbean islands we intend to focus on during this time period:

•

Curacao, Dutch West Indies;

•

Providenciales, Turks and Caicos; and

•

Nassau, Bahamas.

We estimate that we will need to raise up to an additional $600,000 (estimated at $200,000 per location) for licensing and the establishment of a sufficient radio broadcast tower necessary to service the marketplace on each of the listed Caribbean islands.

Sales and Marketing

Because our primary source of revenue will be from the sale of advertising time on our radio broadcasts, we expect our first employee will be a full-time salesperson with significant experience in our industry.  In addition to the sale of advertising time on our radio broadcasts, we will be offering advertising space on our website (www.islandradiolive.com) in the form of banner advertisements.

Financing

We are in the process of raising equity capital to cover our initial capital requirements.  Once we begin broadcasting our initial Internet radio programming we intend to seek other sources of equity financing on favorable terms to satisfy our growth and expansion plans.  However, there are no assurances that any such financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our cash requirements during the initial stages of our business development.

Government Regulation

There currently are few laws and regulations directly applicable to radio broadcasting over the Internet.  However, worldwide there are numerous laws and licensing requirements related to use of and broadcasting over AM/FM radio spectrum.

Because we intend to eventually own and operate multiple radio broadcasting towers located on various islands throughout the Caribbean region our use of and broadcasting over AM/FM radio spectrum will eventually be regulated by multiple regulatory bodies located in different legal jurisdictions throughout our intended broadcast territories.

In the Dutch West Indies, which is where we intend to locate our radio broadcast studio (St. Maarten), construct our initial radio broadcast tower (Saba), as well as construct one of our expansion radio broadcast towers (Curacao), we will fall under the jurisdiction of the Bureau Telecommunications and Post (BT&P).  BT&P is a semi-autonomous regulatory authority for the Dutch West Indies' communications industries, including radio broadcasting and the assignment of broadcast licenses and radio spectrum.

We will be subject to similar regulatory oversight on the other Caribbean islands we intend to eventually obtain a radio broadcasting license and construct or acquire a radio broadcast tower.  In Providenciales, Turks and Caicos and Nassau, Bahamas we will be under the regulatory authority of the Turks and Caicos Islands Telecommunications Commission (TCIT) and the Utilities Regulation and Competition Authority (URCA), respectively.

BT&P, TCIT and URCA are also responsible for monitoring radio programming thereby ensuring the content of such programming is consistent with their rules and regulations concerning radio broadcasting, including decency requirements.  Failure to comply with any of these policies could result in us losing our broadcasting license(s), if ever granted, and possibly force us to cease operations.  If we are forced to cease operations in any broadcast territory it could have a materially adverse affect on our business and you could lose some or all of your investment.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on June 28, 2010.

Patents and Trademarks

We do not own nor have we applied, either legally or beneficially, for any patents or trademarks.

Employees

As of December 31, 2010, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our officers and directors on a voluntary basis.

Stock Transfer Agent

Island Stock Transfer

100 Second Avenue South, Suite 705S

Saint Petersburg, FL  33701

(727) 289-0010 Phone

(727) 289-0069 Fax

www.islandstocktransfer.com

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

5850 Cameron Run Terrace, Ste. 918

Alexandria, VA  22303

(703) 232-1726 (office)

(520) 844-9162 (fax)

www.islandradiolive.com

This space is provided to us free of charge by our President and Chief Executive Officer, Eric Boyer.  The loss of services of Mr. Boyer would force us to seek outside office space elsewhere, potentially at a very high cost.

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Industry Risk Factors

Competition within the broadcasting industry may result in higher acquisition costs for the broadcasting properties we seek to acquire in the future.

The broadcasting industry is highly competitive.  Although our primary marketplace is the fragmented Caribbean region where we have only one primary competitor, Tradewinds Broadcasting Corporation (www.tradewindsradio.com), we may have to compete in the future against competitors that have greater financial resources and name recognition than we have.  Competition for the purchase of radio properties is based primarily on the scope of the broadcast license(s) or construction permit(s) that are involved, price and financing terms. Competitors may adopt our strategy of acquiring interests in radio broadcasting properties for the purpose of syndicating radio programming throughout the entire Caribbean region.  There are numerous international radio station operators with larger financial and other resources which have the technical skill, background and experience in the industry to assess market opportunity and upgrade radio stations in smaller localities to enable such stations to broadcast into adjacent areas and other islands.  We may, therefore, encounter increased competition in acquiring the radio broadcasting properties we identify in the future.  Many aspects of our business model are not proprietary and may easily be replicated by others.  We cannot prevent such competitors from entering the markets in which we seek to acquire properties.

The cyclical nature of the broadcasting industry may lead to volatile changes in radio advertising rates, which may adversely affect our future revenues and profitability.

Our future revenues and profitability will be dependent upon our ability to sell advertising time within our radio programming schedule.  The demand for advertising time in the marketplaces we intend to compete is affected by, among other things, seasonality for general tourism (in general “in season” spans the months of November through April and “out of season” spans the months of May through October), world and regional economic conditions which impact overall tourism, and the demographics and size of the non-tourism market.  All of these factors will be outside of our control and we cannot predict the nature, timing and degree of changes in industry conditions.  A protracted downturn in advertising rates could subsequently impact our business’s revenues and ability to achieve (and if achieved, maintain) profitability.

The radio broadcasting industry is subject to significant regulation that could require unexpected expenditures.

Our business plan calls for the eventual purchase and development of various radio broadcast licenses and stations throughout the Caribbean region, any of which may be materially affected by local regulatory authorities.  Because such laws and regulations are often revised and vary from jurisdiction to jurisdiction, we cannot predict the ultimate cost of complying with such laws and regulations or the impact thereof on the purchase and operation of our future broadcasting properties.  For example, in the future regulatory authorities may restrict our ability to increase the broadcast signal coverage of newly acquired properties by denying our ability to construct new towers at optimal sites or alter existing towers or they could deny or delay the processing of utility, building and use applications for our transmitter and/or tower sites.  Additional laws and regulations may be adopted that could limit our ability to do business, or increase the cost of doing business, and which may have a materially adverse effect on our operations.

Company Risk Factors

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on June 28, 2010 (inception), have generated no revenues, and as of December 31, 2010 incurred $43,992 in losses.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2011 and possibly into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We are in the process of seeking additional sources of financing before we begin executing on our business plan.  If we fail to secure additional sources of financing or generate sufficient levels of revenue our business will fail.

As of December 31, 2010, we had no cash or other assets, and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

We presently are exploring other such sources of funding.  Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 23, 2011.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

We have not been licensed in any broadcast territory to transmit our radio programming nor do we own any radio broadcasting towers.

We presently do not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any proposed broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.  Should we be denied radio broadcasting licenses in any of our target markets, we will be unable to transmit our radio programming in such markets which will significantly impact our ability to sell advertising time and substantially limit our ability to generate adequate revenues necessary to achieve profitability.  As such, we may have to cease operations and you could lose your entire investment.

Because our planned operations will be based out of a single radio broadcast studio located in St. Maarten, Dutch West Indies, our operations are vulnerable to interruptions due to unforeseen events.  We do not maintain any business interruption insurance which would protect us from such unforeseen events.

Our success will depend largely on the efficient and uninterrupted operation of our computers, broadcasting equipment, and unimpeded access to the Internet in general.  This broadcasting equipment will be located at a single planned facility in St. Maarten, Dutch West Indies.  Our systems and operations are vulnerable to damage or interruption from hurricanes, fire, flood, power loss, telecommunications failure, break-ins, and other similar unforeseen events.  Initially we will not have any redundant systems or a formal disaster recovery plan in place.  Further, we do not carry business interruption insurance to compensate us for any losses that may occur.  Our computer server systems will also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions which could lead to interruptions, delays or loss of data.  The occurrence of any of these events could prevent us from broadcasting our radio programming and selling advertising time during our radio programming, and could force us to cease operations whereby you could lose your entire investment.

Because we are in the development stage and have nominal assets and minimal operations, we are considered a “shell company” and our business is difficult to evaluate.

We are currently in the development stage and have nominal operations and minimal assets, which makes us a “shell company” as defined in Rule 12b-2 of the Exchange Act, as amended.  Because we are considered a shell company, the securities sold in previously offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

To effectively eliminate our status as a shell company we will need to construct our radio broadcasting studio and commence our initial 24-hour streaming radio program over the Internet.  We have yet to begin executing on our business plan.  Since inception, we have primarily been engaged in organizational efforts and developing our overall business plan and future growth strategy.

Additionally, because we are currently a shell company with nominal assets and operations, there is a risk that we will be unable to continue as a going concern.  We do not anticipate generating significant revenues or attaining profitability from operations for at least ten more months.  We currently do not have any assets or revenue.  We anticipate we will continue sustaining operating expenses over the next 12 months, probably even longer.  This will likely result in us continuing to incur net operating losses for the foreseeable future.  There is no guarantee that we will ever develop and sustain a suitable business operation.

We depend on key personnel.

Our  future  success  will  depend  in  part  on the  continued  service  of key personnel, in particular, Eric Boyer, our  president  and  chief  executive officer, and  Nina Edstrom, our treasurer and secretary.  Our future success will also depend on our ability to attract and retain key personnel, especially in the areas of sales and marketing and radio personalities.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

As of March 25, 2011 our directors currently own an aggregate of 4,000,000 shares, or 54.2%, of our issued and outstanding common stock which discourages change of management, takeovers and may affect shareholder valuation.

As of March 25, 2011 our directors currently own an aggregate of 4,000,000 shares, or 54.2%, of our issued and outstanding common stock.  Accordingly, outside investors have little control over management or in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Eric Boyer, our president and chief executive officer, currently devotes the majority of his time to outside business interests which could result in his inability to properly manage company affairs, resulting in our remaining a development stage shell company with no revenues or profits.

The responsibility of developing our core business and fulfilling the reporting requirements of a public company all fall upon our directors, Eric Boyer and Nina Edstrom.  Mr. Boyer and Ms. Edstrom have other outside business interests which consume the majority of their time.  As of March 25, 2011 Mr. Boyer and Ms. Edstrom are only able to dedicate only about 20% of their professional time to our business, which is estimated to aggregate between 5 – 10 hours a week.  We rely heavily on Mr. Boyer’s knowledge and vast experience in the broadcasting industry to further our business development.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which happen to be in the same industry.  In the event he is unable to fulfill any aspect of his duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Nevada corporation.  Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim.  Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director.  Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage.  In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments.  We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available.  There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in Island Radio, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we may seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends.  Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price, for which there is currently no market.

Risk Factors Relating to Our Common Stock

There is no public (trading) market for our common stock and there is no assurance that our common stock will ever trade on a recognized exchange or dealers’ network.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  While we are taking the necessary steps to enable our common stock to be quoted on the OTC Bulletin Board, we can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

Additionally, a trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results;

•

changes in general economic conditions, in particular the tourism industry within the Caribbean region;

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•

loss of a significant advertiser, partner or joint venture participant; and

•

the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We have anti-takeover provisions which may make it difficult to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation authorizes the issuance of up to 25,000,000 shares of common stock and of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

If our common stock is accepted for quotation on the OTC Bulletin Board it will be subject to the "Penny Stock" rules of the SEC which may limit the trading market in our common stock and make transactions in our stock cumbersome, thereby possibly reducing the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Our business is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404.  This process may divert internal resources and will take a significant amount of time, effort and expense to complete.  If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting.  We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter.  Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404.  If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources which may materially affect our profitability and results of operations.

We expect the market for our common stock, if one ever develops, to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 5850 Cameron Run Terrace, Ste. 918, Alexandria, VA  22303.  This office space is being provided to us by our president and chief executive officer, Eric Boyer, free of charge.

Further, Mr. Boyer has verbally agreed to temporarily loan us, free of charge, some of his personal broadcasting equipment as well as access to his extensive library of digital broadcast quality music.

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving Island Radio, Inc.

During the past ten (10) years, Eric Boyer and Nina Edstrom have not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which either Mr. Boyer or Ms. Edstrom were a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Boyer’s or Ms. Edstrom’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 4.  (Removed and Reserved)

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

There is currently no active trading market for our common stock.  We are presently in the process of submitting an application to the Financial Industry Regulatory Authority (FINRA) through a registered broker-dealer/market maker to make a market for our common stock on the OTC Bulletin Board.  There can be no assurance, however, that the application will be accepted or, if accepted, that any trading market will ever develop or be maintained on the OTC Bulletin Board.  Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market.  Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board.  We are current considered a “reporting issuer”.  However, in the event that we lose our status as a "reporting issuer", any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling shares of our common stock.

Holders of our Common Stock

As of March 25, 2011, there were 39 registered stockholders holding 7,375,000 shares of our common stock issued and outstanding.

Common Stock

Our Articles of Incorporation authorize us to issue up to 25,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders.  However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of March 25, 2011, we had 7,375,000 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 5,000,000 shares of preferred stock, $0.001 par value.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.  We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future.  The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders.  The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of March 25, 2011, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our stock or any rights convertible or exchangeable into shares of our stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 25, 2011, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since June 28, 2010 (inception):

On June 29, 2010, we issued 2,000,000 shares of common stock, $0.001 par value, to each Eric Boyer and Nina Edstrom, aggregating 4,000,000 shares of common stock, in consideration of their services to us as officers and directors.  We issued these shares as Founder’s Shares.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Boyer’s and Ms. Edstrom’s relationships with us, each had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On June 29, 2010, we issued 2,000,000 shares of common stock to Taurus Financial Partners, LLC in consideration of its services of assisting with the creation and early development of our business.  We valued these services at $20,000, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Taurus Financial Partners had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to launch our initial 24-hour streaming radio program over the Internet.  Accordingly, we must raise additional cash from sources other than operations.

We presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities, or loans.  If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this Annual Report as filed with the SEC on Form 10-K.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are in the start-up stage of operations and have yet to generate any revenues.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

To become profitable and competitive, we have to successfully develop and sell marketing time on our radio programming.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our directors.  However, there are no assurances that our directors will provide us with any additional funds.

Currently, we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Status as a Shell Company

As of December 31, 2010, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

For the ease of reference, we refer to the period June 28, 2010 (inception) through December 31, 2010 as fiscal 2010 or the fiscal year ended December 31, 2010.

Revenues.  We generated no revenues during the fiscal year ended December 31, 2010.

Net Loss.  We had a net loss of $43,992 for the fiscal year ended December 31, 2010.  The net loss was primarily attributable to our organizational costs and legal, accounting and outside consulting fees related to our commencing SEC reporting requirements after the SEC declared our initial registration statement on Form S-1 “effective” on October 22, 2010.

Operating Expenses.  Our total operating expenses for the fiscal year ended December 31, 2010 were $43,992.  These operating expenses were comprised of expenses related to our organizational costs and legal, accounting and outside consulting fees related to our commencing SEC reporting requirements after the SEC declared our initial registration statement on Form S-1 “effective” on October 22, 2010.

Total Stockholders’ Deficit.  Our stockholders’ deficit was $23,992 as of December 31, 2010.

Accounts Payable and Accrued Expenses.  As of December 31, 2010, we had $23,992 in accounts payable.  Our accounts payable primarily consists of legal, accounting and outside consulting fees related to our commencing SEC reporting requirements after the SEC declared our initial registration statement on Form S-1 “effective” on October 22, 2010.

Liquidity and Capital Resources

As of December 31, 2010, we had no assets, cash or otherwise, and our total liabilities were $23,992, which are current accounts payable.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of December 31, 2010, we had no cash or other assets, and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

We presently are exploring other such sources of funding.  Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of December 31, 2010, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Island Radio’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2010 and for the period June 28, 2010 (inception) to December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2010, we had no cash or cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of December 31, 2010 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 28, 2010 (inception) to December 31, 2010 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period June 28, 2010 (inception) to December 31, 2010, we did not realize any revenue.

Income Taxes

We account for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets.  Island Radio establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Island Radio generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Island Radio’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on Island Radio’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Island Radio’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which Island Radio is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  This standard, for which Island Radio is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on Island Radio’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which Island Radio is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

Island Radio has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2010, Island Radio had no contractual obligations.

Plan of Operations

We plan on developing a widely listened to 24-hour radio program that will be transmitted over commercial FM radio spectrum from radio broadcast towers strategically located throughout the Caribbean region and simulcast worldwide over the Internet using current generation streaming media technology.  Our radio broadcasting studio will be based in St. Maarten, Dutch West Indies.

It is important to note that we are a development stage business with minimal business activity.  As of March 25, 2011 we do not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

Programming Format

We intend to develop a 24-hour radio broadcast program featuring classic rock & roll and oldies from the 1970s and 1980s.  We will have live disc jockeys (DJs) running the music programming, taking musical requests and talking with entertaining listeners live over the air.  In addition, our programming will include periodic breaks for international news, local weather, and sports updates.

Targeted Demographic Group

Our radio programming will be aimed at attracting listeners aged 30 – 50 with annual household incomes in excess of $40,000.  Based on our president and chief executive officers experience at Island92 (www.island92.com), we anticipate a significant portion of our listeners will be comprised of vacationing tourists, expatriates, and other island visitors such as yacht and aviation crews and cruise ship visitors.  Many of these visiting listeners will return home and continue listening to our radio programming over the Internet at www.islandradiolive.com.

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of March 25, 2011 we have not raised adequate funding to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

We estimate generating initial revenues approximately ten months following raising enough capital to commence the following operations.  We plan to complete our milestones as follows:

0 - 4 Months

We will construct a radio broadcast studio in St. Maarten, Dutch West Indies.  This studio will be approximately 150 square feet in size.  We anticipate the cost of construction, plus the purchase of some initial recording and broadcasting equipment will cost approximately $7,500, which includes a new Dell PowerEdge R310 Server ($2,000), Internet DSL connection deposit ($1,500), wiring ($500), and construction costs ($3,500 in building materials and labor).  In order to minimize our start-up costs, our president and chief executive officer, Eric Boyer, has verbally agreed to temporarily loan us, free of charge, some of his personal broadcasting equipment, including hardware consisting of a sound board, microphones, headphones, video monitors, speakers, and an electronics rack mounting system, as well as access to his extensive library of digital broadcast quality music and the software to run the system and enable the streaming Internet radio broadcast.

5 - 7 Months

We will develop and beta test our interactive streaming Internet website (www.islandradiolive.com).  This website will allow our listeners to log in from anywhere in the world and listen to our live radio broadcast using the current generation of streaming media technology as well as see what is happening live in the broadcast studio through a fixed webcam and interact in real time with the live DJ and other listeners through an interactive chat room.  Visitors to the website will also be able to learn about the radio programming schedule, current and recently played songs (including artists name and the ability to purchase the song directly through the website), upcoming events, weather, news and sports.  We estimate this website will cost approximately $2,500 to complete.

8 - 9 Months

We will develop and conduct a limited test market for our radio programming schedule to test varying DJ segments in order to maximize potential listener appeal.  We will also be working out any bugs in our website to ensure that, once we are officially live with 24-hour radio broadcasting, our streaming Internet radio broadcast has no unnecessary interruptions.

Concurrently we will apply for a radio broadcasting license for the island of Saba, Dutch West Indies.  It is our intent to place a 1,500 watt radio tower at the top of Saba, whose mountain peak is approximately 2,877 feet above sea level.  We estimate that we should be able to reach the islands of Saba, St. Maarten, St. Eustatius, Anguilla and St. Barthelemy (St. Barts) with this proposed tower configuration.

We estimate that these activities will cost an aggregate of approximately $3,000.

10 - 12 Months

We will initiate our live 24-hour radio broadcast over the Internet and begin our sales and marketing efforts to sell advertising time on our radio broadcast and banner advertisements on our website.

In addition we will start seeking additional equity financing aimed at raising up to an additional $200,000 for the construction of our planned Saba, Dutch West Indies radio broadcast tower, provided our application for a radio broadcast license is approved.

We estimate that these activities will cost us approximately $3,000.

Note: The amounts allocated to each line item in the above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone following receipt of sufficient capital to begin executing our business plan.  Any line item amounts not expended completely, as detailed in the milestones above, shall be held in reserve as working capital and subject to reallocation as required for ongoing operations.

Long-Term Plan (5 Years)

Over the ensuing five years our growth and expansion will focus primarily on obtaining additional radio broadcasting licenses on strategic Caribbean islands and then construct or acquire radio broadcasting towers to transmit our simulcast radio programming.  Presently we have identified the following Caribbean islands we intend to focus on during this time period:

•

Curacao, Dutch West Indies;

•

Providenciales, Turks and Caicos; and

•

Nassau, Bahamas.

We estimate that we will need to raise up to an additional $600,000 (estimated at $200,000 per location) for licensing and the establishment of a sufficient radio broadcast tower necessary to service the marketplace on each of the listed Caribbean islands.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Island Radio, Inc. (A Development Stage Company)

Alexandria, Virginia

We have audited the accompanying balance sheet of Island Radio, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010 and the related statement of operations, stockholders' deficit and cash flows for the period from June 28, 2010 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Radio, Inc. (A Development Stage Company) as of December 31, 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 23, 2011

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2010

ASSETS

Total assets:	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable – related party	$23,992
23,992

Total liabilities	$23,992

Commitments and contingencies	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 6,560,000 shares issued and outstanding	$6,560
Additional paid-in capital	19,040
(Deficit) accumulated during the development stage	(43,992)
Less common stock subscribed	(5,600)

Total stockholders’ (deficit)	$(23,992)

Total liabilities and stockholders’ (deficit)	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the period from June 28, 2010 (inception) to December 31, 2010

Revenues, net	$-

Cost of revenues	-

Gross profit	-

Expenses:
General and administrative	492
Consultant fees	38,525
Accounting fees	2,000
Transfer agent fees	2,975
Total expenses	43,992

(Loss) from operations	(43,992)

Provision for income taxes	-

Net (loss)	$(43,992)

(Loss) per common share, basic and diluted	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	6,135,484

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to December 31, 2010

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, June 28, 2010 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	4,000,000	4,000	(4,000)	-	-	-

Issuance of common shares to consultants	2,000,000	2,000	18,000	-	-	20,000

Issuance of common shares for cash	560,000	560	5,040	(5,600)	-	-

Net (loss) for the period	-	-	-	-	(43,992)	(43,992)

Balance, December 31, 2010	6,560,000	$6,560	$19,040	$(5,600)	$(43,992)	$(23,992)

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the period from June 28, 2010 (inception) to December 31, 2010

Cash flows from operating activities:
Net (loss)	$(43,992)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued in connection with services provided by consultants	20,000
Changes in operating assets and liabilities:
Increase in accounts payable	23,992

Net cash (used in) operating activities	-

Net increase in cash	-

Cash – beginning of period	-

Cash – end of period	$-

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$4,000
Issuance of common shares for common stock subscribed	5,600
$9,600

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-

Income taxes	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

NOTE 1 – Summary of Significant Accounting Policies

Organization

Island Radio, Inc. (“Company” or “Island Radio”) is a development stage company with minimal operations.  Island Radio was incorporated under the laws of the State of Nevada on June 28, 2010.  The Company’s business plan calls for the development of a 24-hour radio program that will be transmitted over commercial FM radio spectrum from radio broadcast towers strategically located throughout the Caribbean region and simulcast worldwide over the Internet.  Island Radio’s broadcasting studio will be based in St. Maarten, Dutch West Indies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period June 28, 2010 (inception) to December 31, 2010.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2010, the Company had no cash or cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of December 31, 2010 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 28, 2010 (inception) to December 31, 2010 the Company had no dilutive financial instruments issued or outstanding.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  Island Radio establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fiscal Year

The Company elected December 31st for its fiscal year end.

NOTE 2 – Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.  The Company’s business plan calls for the development of a 24-hour radio program that will be transmitted over commercial FM radio spectrum from radio broadcast towers strategically located throughout the Caribbean region and simulcast worldwide over the Internet with its broadcasting studio to be based in St. Maarten, Dutch West Indies.  The Company intends to conduct additional capital formation activities through the issuance of its common stock and to achieve these long-term business growth strategies.

While management of the Company believes that Island Radio will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2010, the Company had a working capital deficiency of $23,992.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to December 31, 2010 the Company issued an aggregate of 6,560,000 shares as follows:

•

4,000,000 shares to its directors as Founder’s Shares;

•

2,000,000 shares to a consultant for total consideration of $20,000, or $0.01 per share, based on the value of the services performed; and

•

560,000 shares to outside investors for cash subscriptions aggregating $5,600, or $0.01 per share.  As of December 31, 2010 the Company had not received payment for any of these shares subscribed; the certificates are being held by the Company until the shares are duly paid for.

As of December 31, 2010, the Company had 6,560,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2010, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to December 31, 2010 was as follows, assuming a 35 percent effective tax rate:

For the period June 28, 2010 (inception) to December 31, 2010
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$8,397
Change in valuation allowance	(8,397)

Total deferred tax provision	$-

As of December 31, 2010, the Company had approximately $23,992 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2029.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to December 31, 2010 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of December 31, 2010, the Company operated out of office space that is being provided to us by our president and chief executive officer, Eric Boyer, free of charge.  Further, Mr. Boyer has verbally agreed to temporarily loan us, free of charge, some of his personal broadcasting equipment as well as access to his extensive library of digital broadcast quality music.

There is no written agreement or other material terms or arrangements relating to these arrangements.

For the period June 28, 2010 (inception) to December 31, 2010 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period June 28, 2010 (inception) to December 31, 2010 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company.  Further, as of March 25, 2011, Taurus owned 27.1% of the Company’s issued and outstanding common stock.

NOTE 7 – Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 8 – Subsequent Events

Share Issuances

On February 23, 2011 the Company issued 815,000 shares of its common stock, $0.001 par value, through a registered offering at a price of $0.01 per share for aggregate cash proceeds of $8,150.

As of March 25, 2011 the Company had 7,375,000 shares of its common stock issued and outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclsoure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of officers and directors, Eric Boyer and Nina Edstrom, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2010 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our Principal Executive Officer/Principal Financial Officer has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

Island Radio lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Island Radio.  The Board of Directors is comprised of two (2) members, both of whom are active executive officers.  As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Island Radio; and

•

Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•

Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•

Hiring additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•

Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•

Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources.  Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our officers and directors, Eric Boyer and Nina Edstrom, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2010 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of Island Radio with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures.  We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•

Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Island Radio's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Island Radio to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Name	Age	Position

Eric R. Boyer	41	President, Chief Executive Officer, and Director

Nina E. Edstrom	36	Treasurer, Secretary, Chief Financial Officer and Director

Our Board of Directors is comprised of only one class of director.  Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified.  Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified.  There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may, directly or indirectly, participate in or influence the management of our business affairs.  The following is a brief account of the business experience of each of our directors and executive officers.  There is no family relationship between any director or executive officer.

Eric R. Boyer, is one of our co-founders and has served as our President, Chief Executive Officer and as a Director since our inception on June 28, 2010.  Mr. Boyer has more than 24 years experience in the radio and television industry.  He currently is a partner and the Senior Editor at Prism Digital Post, a company he helped co-found in March 2000 and is presently located in Alexandria, Virginia.  Mr. Boyer's creativity has been utilized in many national advertising and marketing campaigns, and can still be seen today.  Mr. Boyer’s duties include editing and creative input on all phases of production.  Prior clients include Choice Hotels, Arby's, Southwest Airlines, Southwestern Bell, Bell Atlantic, Ponderosa Restaurants, Texas and Maryland tourism departments, and a broad spectrum of political races around the country.

Previously, Mr. Boyer was the Program and Music Director for Carib Broadcasting, Island 92, located in St. Maarten, Dutch West Indies, which broadcasts on the radio frequency FM 91.9.  He started consulting and programming for Island 92 in 2005 and resigned all positions in January 2011.

Mr. Boyer started his radio career in Chambersburg, PA at WIKZ radio part-time in 1986 and continued working in radio for nine years at radio station WQCM in Hagerstown, Maryland.  While consulting for Island 92 radio he has been responsible for upgrading their computers and electronics, expanding and modernizing their broadcasting studio, and improving their website (www.island92.com) to make Island 92 one of the top radio stations in the northeast Caribbean and on the Internet.  Island 92 now has regular listeners around the world including the United States, Canada, Caribbean, United Kingdom, Holland, Asia and South America.

Mr. Boyer is not currently an officer or director of any other reporting company.  Mr. Boyer is presently devoting approximately 20% of his business time to our affairs.

Nina E. Edstrom, is one of our co-founders and has served as our Treasurer, Secretary, Chief Financial Officer and as a Director since our inception on June 28, 2010.  Concurrently Ms. Edstrom serves as the President and Chief Executive Officer of Arctic Eyes, LLC, an Internet and marketing company she founded in February 2010.  Ms. Edstrom brings to Island Radio extensive accounting and legal expertise and experience.  Prior to joining Island Radio, Ms. Edstrom worked three years as the Financial Controller for Bamboo Bernies, a multi-unit chain of restaurants doing business under various restaurant names and themes on the Caribbean island of St. Maarten, Dutch West Indies; she resumed her position at Bamboo Bernies in December 2010.  Her duties there include, without limitation, developing budgets, implementing various cost controls, making sure standard accounting practices and reporting requirements were properly followed, maintaining corporate compliance matters with local and US agencies regarding finances, taxes, labor concerns, environmental and commercial issues.  Prior to working at Bamboo Bernies, Ms. Edstrom spent over five years within the contact center industry in Sweden at companies including Compeer AB, Telepass AB and MultiNetPartner AB where she held the position of Information Manager.  Ms. Edstrom, a native of Sweden, speaks five languages and is a graduate from the prominent Lund University in Sweden where her major was antitrust law.

Ms. Edstrom is not currently an officer or director of any other reporting company.  Ms. Edstrom is presently devoting approximately 20% of her business time to our affairs.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors.  As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost of retaining such a financial expert at this time is prohibitive.  Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our officers or directors has appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of Island Radio.

Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors.  Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our officers or directors.

Board’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by Island Radio.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since Island Radio does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of Island Radio’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require Island Radio's executive officers, directors and persons who own more than 10% of a registered class of Island Radio's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of Island Radio on Form(s) 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Island Radio with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that from June 28, 2010 (inception) and the year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Eric Boyer	One	None	None
Nina Edstrom	One	None	None
Taurus Financial Partners, LLC	One	None	None

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on June 28, 2010 through December 31, 2010.  Our fiscal year end is December 31.  No compensation has been paid to our officers from inception on June 28, 2010 through December 31, 2010.  We have no plans to begin paying our officers any cash compensation until our business becomes operationally profitable.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Eric Boyer President, CEO	2010	0	0	0	0	0	0	0	0

Nina Edstrom, CFO, Secretary, Treasurer	2010	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors from June 28, 2010 (inception) through December 31, 2010.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Eric Boyer	0	0	0	0	0	0	0
Nina Edstrom	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of March 25, 2011 we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Director Compensation

Each of our directors received 2,000,000 shares of our common stock as compensation for their services, which were issued as Founder’s Shares.  We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of the date of this prospectus by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of March 25, 2011, we had 7,375,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Eric Boyer, President and CEO	2,000,000	27.1%	-0-	0%

Nina Edstrom, CFO, Treasurer and Secretary	2,000,000	27.1%	-0-	0%

All officers and directors as a group (2 persons)	4,000,000	54.2%	-0-	0%

Five Percent Stockholders
Taurus Financial Partners, LLC	2,000,000	27.1%	-0-	0%

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Based on 7,375,000 shares of common stock issued and outstanding as of March 25, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2011.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Island Radio.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space controlled by our president and chief executive officer, Eric Boyer.  This arrangement was agreed upon by Mr. Boyer on a rent-free basis for an indeterminate period of time.  Further, Mr. Boyer has verbally agreed to temporarily loan us, without charge, some of his personal broadcasting equipment as well as access to his extensive library of digital broadcast quality music.  There is no written agreement or other material terms or arrangements relating to these arrangements.  Should Mr. Boyer become uninvolved in our business these arrangements would certainly come to an end, and we would be required to seek office space elsewhere and replace the borrowed broadcasting equipment and music library, potentially at great expense to us.

On June 29, 2010 we issued an aggregate of 4,000,000 restricted shares of common stock, par value $0.001, to our directors, Eric Boyer and Nina Edstrom, as founder stock; each received 2,000,000 shares.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he/she is to be indemnified, we must indemnify him/her against all expenses incurred, including reasonable attorney's fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to officers or directors under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Director Independence

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

No member of management is or will be required by us to work on a full time basis.  Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, New York Stock Exchange (NYSE), American Stock Exchange (AMEX), and NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

From June 28, 2010 (inception) through December 31, 2010

Audit Fees	$2,000
Audit Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of Island Radio, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

The following documents are filed as a part of this Annual Report:

(1)

Financial Statements

The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this Annual Report.

(2)

Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)

Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 25th day of March, 2011.

ISLAND RADIO, INC.

By:

/s/ Eric Boyer

Eric Boyer

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Nina Edstrom

Nina Edstrom

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director