Form 10-Q
period 2011-03-31
Island Radio, Inc.
filed 2011-05-03
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                   N/A

 (Former name, former address and former fiscal year, if changed since last report)

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of April 19, 2011, was 9,375,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Annual Report, the terms "we", "us", "our", "Island Radio", “Registrant”, and “Issuer” mean Island Radio, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	3/31/11 (unaudited)	12/31/10 (audited)
Current assets:
Cash	$348	$-
	348	-

Other assets:
Investment in restricted securities	20,000	-
	20,000	-

Total assets:	$20,348	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$21,853	$23,992
	21,853	23,992

Total liabilities	$21,853	$23,992

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 9,375,000 and 6,560,000 shares issued and outstanding, respectively	9,375	6,560
Additional paid-in capital	44,375	19,040
(Deficit) accumulated during the development stage	(55,255)	(43,992)
Less common stock subscribed	-	(5,600)

Total stockholders’ (deficit)	$(1,505)	$(23,992)

Total liabilities and stockholders’ (deficit)	$20,348	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2011	For the period from June 28, 2010 (inception) to March 31, 2011

Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Expenses:
General and administrative	114	606
Legal consulting fees	7,655	46,180
Accounting fees	2,000	4,000
Transfer agent fees	1,494	4,469
Total expenses	11,263	55,255

(Loss) from operations	(11,263)	(55,255)

Provision for income taxes	-	-

Net (loss)	(11,263)	(55,255)

(Loss) per common share, basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	6,930,444	6,394,710

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to March 31, 2011

(unaudited)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, June 28, 2010 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	4,000,000	4,000	(4,000)	-	-	-

Issuance of common shares to consultants	2,000,000	2,000	18,000	-	-	20,000

Issuance of common shares for cash	560,000	560	5,040	(5,600)	-	-

Net (loss) for the period	-	-	-	-	(43,992)	(43,992)

Balance, December 31, 2010 (audited)	6,560,000	$6,560	$19,040	$(5,600)	$(43,992)	$(23,992)

Issuance of common shares for cash	815,000	815	7,335	-	-	8,150

Issuance of common shares for restricted stock	2,000,000	2,000	18,000	-	-	20,000

Receipt of cash for subscribed stock	-	-	-	5,600	-	5,600

Net (loss) for the period	-	-	-	-	(11,263)	(11,263)

Balance, March 31, 2011 (unaudited)	9,375,000	$9,375	$44,375	$-	$(55,255)	$(1,505)

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2011	For the period from June 28, 2010 (inception) to March 31, 2011

Cash flows from operating activities:
Net (loss)	$(11,263)	$(55,255)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	20,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,139)	21,853

Net cash (used in) operating activities	(2,139)	41,853

Cash flows from financing activities:
Proceeds from common stock subscribed	5,600	-
Proceeds from issuance of common stock	8,150	13,750

Net cash provided (used) by financing activities	13,750	13,750

Net increase in cash	348	348

Cash – beginning of period	-	-

Cash – end of period	$348	$348

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$-	$4,000
Issuance of common shares for common stock subscribed	-	5,600
Issuance of common shares for restricted securities received	20,000	-
	$20,000	$9,600

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2011, Statement of Operations for the three months ended March 31, 2011 and the period from June 28, 2010 (Inception) to March 31, 2011, Statement of Stockholder’s (Deficit) for the three months ended March 31, 2011, and the Statement of Cash Flows for the three months ended March 31, 2011, and the period from June 28, 2010 (Inception) to March 31, 2011, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2011 and its results of operations and its cash flows for the three months ended March 31, 2011, and period from June 28, 2010 (Inception) to March 31, 2011.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three-months ended March 31, 2011 and the period June 28, 2010 (inception) to March 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2011, the Company had $348 in cash.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2011, the Company had $20,000 in marketable securities.

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

As of March 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three-months ended March 31, 2011 and for the period June 28, 2010 (inception) to March 31, 2011 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2011, the Company had a working capital deficiency of $1,505.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to March 31, 2011 the Company issued an aggregate of 9,375,000 shares as follows:

•

4,000,000 shares to its directors as Founder’s Shares;

•

2,000,000 shares to a consultant for total consideration of $20,000, or $0.01 per share, based on the value of the services performed;

•

1,375,000 shares in exchange for aggregate cash consideration of $13,750, or $0.01 per share;

•

2,000,000 shares in exchange for 2,00,000 share of restricted common stock in Blue Water Restaurant Group, Inc., a Nevada corporation presently preparing a going public initiative.  This investment was valued at $20,000, or $0.01 per share of Blue Water Restaurant Group common stock received.

As of March 31, 2011, the Company had 9,375,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2011, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to March 31, 2011 was as follows, assuming a 35 percent effective tax rate:

For the period June 28, 2010 (inception) to March 31, 2011
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$19,399
Change in valuation allowance	(19,399)

Total deferred tax provision	$-

As of March 31, 2011, the Company had approximately $55,255 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to March 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of March 31, 2011, the Company operated out of office space that is being provided to us by our president and chief executive officer, Eric Boyer, free of charge.  Further, Mr. Boyer has verbally agreed to temporarily loan us, free of charge, some of his personal broadcasting equipment as well as access to his extensive library of digital broadcast quality music.

There is no written agreement or other material terms or arrangements relating to these arrangements.

For the three-months ended March 31, 2011 and for the period of June 28, 2010 (inception) to March 31, 2011 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the three-months ended March 31, 2011 and for the period of June 28, 2010 (inception) to March 31, 2011 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of March 31, 2011, Taurus owned 21.3% of the Company’s issued and outstanding common stock.  In addition, the accounts payable to a related party line item includes $150 payable to one of our directors.

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

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm issued a going concern opinion in their report relating to our fiscal year ended December 31, 2010, which can be found in our Annual Report filed on Form 10-K.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to launch our initial 24-hour streaming radio program over the Internet.  Accordingly, we must raise additional cash from sources other than operations.

We presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities, or loans.  If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

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

It is important to note that we are a development stage business with minimal business activity.  As of March 31, 2011 we did not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of March 31, 2011 we had not raised adequate funding to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

Status as a Shell Company

As of March 31, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three-months ended March 31, 2011

Revenues.  We generated no revenues during the three-months ended March 31, 2011.

Net Loss.  We had a net loss of $11,263 for the three-months ended March 31, 2011.  The net loss was attributable to costs – primarily legal, accounting and outside consulting fees – related to complying with our ongoing SEC reporting requirements.

Operating Expenses.  Our total operating expenses for the three-months ended March 31, 2011 were $11,263.  These operating expenses were comprised of expenses related to our complying with ongoing SEC reporting requirements.

Period of June 28, 2010 (inception) through March 31, 2011

For ease of reading we refer to the period of June 28, 2010 (inception) through March 31, 2011 as the “Developmental Period”.

Revenues.  We generated no revenues during the Developmental Period.

Net Loss.  We incurred a net loss of $55,255 during the Developmental Period.  The net loss was primarily attributable to our organizational costs and legal, accounting and outside consulting fees related to our formation and commencing SEC reporting requirements after the SEC declared our initial registration statement on Form S-1 “effective” on October 22, 2010.

Operating Expenses.  Our total operating expenses for the Developmental Period was $55,255.  These operating expenses were comprised of expenses related to our organizational costs and legal, accounting and outside consulting fees related to our commencing SEC reporting requirements after the SEC declared our initial registration statement on Form S-1 “effective” on October 22, 2010.

Total Stockholders’ Deficit.  Our stockholders’ deficit was $1,505 as of March 31, 2011.

Accounts Payable and Accrued Expenses.  As of March 31, 2011, we had $21,853 in accounts payable which are payable to Taurus Financial Partners, LLC, which is an affiliated stockholder.  Our accounts payable primarily consists of legal, accounting and outside consulting fees related to our commencing SEC reporting requirements after the SEC declared our initial registration statement on Form S-1 “effective” on October 22, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had assets of $20,348 which were comprised of $348 in cash and $20,000 in restricted securities.  Our total liabilities were $21,853 which consisted entirely of current accounts payable to a related party.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of March 31, 2011, we only had $348 in cash on hand, and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Going Concern Consideration

Our independent registered public accounting firm issued a going concern opinion in their report relating to our fiscal year ended December 31, 2010, which can be found in our Annual Report filed on Form 10-K.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report and the aforementioned Annual Report contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Island Radio’s management, necessary for a fair presentation of the financial position and operating results as of and for the three-months ended March 31, 2011 and the period June 28, 2010 (inception) to March 31, 2011.

Use of Estimates

The accompanying financial statements of Island Radio have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Island Radio considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2011, Island Radio had $348 in cash.

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

As of March 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three-months ended March 31, 2011 and for the period June 28, 2010 (inception) to March 31, 2011 Island Radio had no dilutive financial instruments issued or outstanding.

Income Taxes

Island Radio accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Island Radio maintains a valuation allowance with respect to deferred tax assets.  Island Radio establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Island Radio’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Island Radio generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on Island Radio’s financial statements.

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

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for Island Radio on October 1, 2009. The adoption of this amendment did not have a material effect on Island Radio’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this standard did not have a material effect on Island Radio’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this standard did not have a material effect on Island Radio’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material effect on Island Radio’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a material effect on Island Radio’s consolidated financial statements.

Island Radio has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of March 31, 2011, Island Radio had no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

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

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K.  These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2011, have not been remedied.

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

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

Not applicable since we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 29, 2011, we issued two-million (2,000,000) shares of our common stock, $0.001 par value, to Blue Water Restaurant Group, Inc. (“Blue Water”), a Nevada corporation, in exchange for two-million shares of Blue Water’s common stock, $0.001 par value.  We valued these shares at one-cent (US$0.01) per share, or twenty-thousand (US$20,000) in aggregate.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  Blue Water represented that they took the securities for investment purposes without a view to distribution and had access to information concerning our business and its prospects, as required by the Securities Act.  Further, there was no general solicitation or advertising for the acquisition of these securities.  These securities have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  The securities issued bore an appropriate restrictive legend.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 2nd day of May, 2011.

ISLAND RADIO, INC.

By:

/s/ Eric Boyer

Eric Boyer

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Nina Edstrom

Nina Edstrom

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director