Form 10-Q
period 2011-06-30
Island Radio, Inc.
filed 2011-08-19
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of July 15, 2011, was 9,375,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "Island Radio", “Registrant”, and “Issuer” mean Island Radio, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	6/30/11 (unaudited)	12/31/10 (audited)
Current assets:
Cash	$160	$-
	160	-

Other assets:
Investment in restricted securities	20,000	-
	20,000	-

Total assets:	$20,160	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$26,829	$23,992
	26,829	23,992

Total liabilities	$26,829	$23,992

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 9,375,000 and 6,560,000 shares issued and outstanding, respectively	9,375	6,560
Additional paid-in capital	44,375	19,040
(Deficit) accumulated during the development stage	(60,419)	(43,992)
Less common stock subscribed	-	(5,600)

Total stockholders’ (deficit)	$(6,669)	$(23,992)

Total liabilities and stockholders’ (deficit)	$20,160	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 6/30/11	For the six months ended 6/30/11	For the period from 6/28/10 (inception) to 6/30/10	Cumulative from 6/28/10 (inception) to 6/30/11

Revenues, net	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Expenses:
General and administrative	287	400	289	892
Legal consulting fees	3,000	10,655	20,000	49,180
Accounting fees	1,000	3,000	-	5,000
Transfer agent fees	878	2,372	-	5,347
Total expenses	5,165	16,427	20,289	60,419

(Loss) from operations	(5,165)	(16,427)	(20,289)	(60,419)

Provision for income taxes	-	-	-	-

Net (loss)	$(5,165)	$(16,427)	$(20,289)	$(60,419)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	9,375,000	8,175,028	6,000,000	7,139,783

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to June 30, 2011

(unaudited)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, June 28, 2010 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	4,000,000	4,000	(4,000)	-	-	-

Issuance of common shares to consultants	2,000,000	2,000	18,000	-	-	20,000

Issuance of common shares for cash	560,000	560	5,040	(5,600)	-	-

Net (loss) for the period	-	-	-	-	(43,992)	(43,992)

Balance, December 31, 2010 (audited)	6,560,000	$6,560	$19,040	$(5,600)	$(43,992)	$(23,992)

Issuance of common shares for cash	815,000	815	7,335	-	-	8,150

Issuance of common shares for restricted stock	2,000,000	2,000	18,000	-	-	20,000

Receipt of cash for subscribed stock	-	-	-	5,600	-	5,600

Net (loss) for the period	-	-	-	-	(16,427)	(16,427)

Balance, June 30, 2011 (unaudited)	9,375,000	$9,375	$44,375	$-	$(60,419)	$(6,669)

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended 6/30/11	For the period from 6/28/10 (inception) to 6/30/10	Cumulative from 6/28/10 (inception) to 6/30/11
Cash flows from operating activities:
Net (loss)	$(16,427)	$(20,289)	$(60,419)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	20,000	20,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,837	289	26,829

Net cash provided (used) by operating activities	(13,590)	-	(13,590)

Cash flows from financing activities:
Proceeds from common stock subscribed	5,600	-	5,600
Proceeds from issuance of common stock	8,150	-	8,150

Net cash provided (used) by financing activities	13,750	-	13,750

Net increase (decrease) in cash	160	-	160

Cash – beginning of period	-	-	-

Cash – end of period	$160	$-	$160

Non-cash investing and financing activities:
Issuance of common shares to directors (founders stock)	$-	$4,000	$4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Issuance of common shares for restricted securities received	20,000	0	20,000
	$20,000	$4,000	$29,600
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2011, Statement of Operations for the three and six months ended June 30, 2011 and cumulative from June 28, 2010 (Inception) to June 30, 2011, Statement of Stockholder’s (Deficit) for the six months ended June 30, 2011, and the Statement of Cash Flows for the six months ended June 30, 2011, and cumulative from June 28, 2010 (Inception) to June 30, 2011, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2011 and its results of operations and its cash flows for the three and six months ended June 30, 2011, and cumulative from June 28, 2010 (Inception) to June 30, 2011.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and six months ended June 30, 2011 and cumulative from June 28, 2010 (inception) to June 30, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2011, the Company had $160 in cash.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2011, the Company had $20,000 in marketable securities.

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

As of June 30, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three and six months ended June 30, 2011 and cumulative from June 28, 2010 (inception) to June 30, 2011 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2011, the Company had a working capital deficiency of ($6,669).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to June 30, 2011 the Company issued an aggregate of 9,375,000 shares as follows:

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

As of July 15, 2011, the Company had 9,375,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of July 15, 2011, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to June 30, 2011 was as follows, assuming a 35 percent effective tax rate:

For the period June 28, 2010 (inception) to June 30, 2011
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$14,147
Change in valuation allowance	(14,147)

Total deferred tax provision	$-

As of June 30, 2011, the Company had approximately $40,419 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to June 30, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of June 30, 2011, the Company operated out of office space that is being provided to us by our president and chief executive officer, Eric Boyer, free of charge.  Further, Mr. Boyer has verbally agreed to temporarily loan us, free of charge, some of his personal broadcasting equipment as well as access to his extensive library of digital broadcast quality music.

There is no written agreement or other material terms or arrangements relating to these arrangements.

For the three and six months ended June 30, 2011 and cumulative from June 28, 2010 (inception) to June 30, 2011 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the three and six months ended June 30, 2011 and cumulative from June 28, 2010 (inception) to June 30, 2011 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item, which was $26,829 as of June 30, 2011.  As of July 15, 2011, Taurus owned 21.3% of the Company’s issued and outstanding common stock.

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

It is important to note that we are a development stage business with minimal business activity.  As of June 30, 2011 we did not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of June 30, 2011 we had not raised adequate funding to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

Status as a Shell Company

As of June 30, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three and Six Months Ended June 30, 2011

Revenues.  As of June 30, 2011, we have not generated any revenues and remain a development stage company.

Net Loss.  We had net losses of $5,165 and $16,427 for the three and six months ended June 30, 2011, respectively.  This represents a decrease of $15,124, or 74.5%, and $3,862, or 19.0%, compared to June 28, 2010 (inception) through June 30, 2010.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three and six months ended June 30, 2011 were $5,165 and $16,427, respectively.  This represents a decrease of $15,124, or 74.5%, and $3,862, or 19.0%, compared to June 28, 2010 (inception) through June 30, 2010.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – June 28, 2010 (inception) through June 30, 2011

For ease of reading we refer to the period of June 28, 2010 (inception) through June 30, 2011 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of $60,419 during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $60,419.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was $6,669 as of June 30, 2011.

Accounts Payable and Accrued Expenses.  As of June 30, 2011, we had $26,829 in accounts payable, which are payable to Taurus Financial Partners, LLC, an affiliated stockholder.  Our accounts payable primarily consists of legal, accounting, and outside consulting fees attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.

Liquidity and Capital Resources

As of June 30, 2011, we had assets of $20,160 which were comprised of $160 in cash and $20,000 in restricted securities.  Our total liabilities were $26,829 which consisted entirely of current accounts payable to a related party.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of June 30, 2011, we only had $160 in cash on hand, and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of June 30, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Island Radio’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and six months ended June 30, 2011 and cumulative from June 28, 2010 (inception) to June 30, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Island Radio considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2011, Island Radio had $160 in cash.

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

As of June 30, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three and six months ended June 30, 2011 and cumulative from June 28, 2010 (inception) to June 30, 2011 Island Radio had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of June 30, 2011, Island Radio had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K.  These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2011, have not been remedied.

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

None.

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
101.1

The following materials from Island Radio, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Cash Flows, and (iv) the Notes to Financial Statements.

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of August, 2011.

ISLAND RADIO, INC.

By:

/s/ Eric Boyer

Eric Boyer

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Nina Edstrom

Nina Edstrom

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director