Form 10-Q/A
period 2011-06-30
Island Radio, Inc.
filed 2011-08-19
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 19th day of August, 2011.

ISLAND RADIO, INC.

By:

/s/ Eric Boyer

Eric Boyer

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Nina Edstrom

Nina Edstrom

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director