Form 10-Q
period 2011-09-30
Island Radio, Inc.
filed 2011-10-19
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of October 18, 2011, was 8,300,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	9/30/11 (unaudited)	12/31/10 (audited)
Current assets:
Cash	$105	$-
	105	-

Total assets:	$105	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$12,651	$23,992
Note payable to sole officer	12,250	-
	24,901	23,992

Total liabilities	$24,901	$23,992

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 8,300,000 and 6,560,000 shares issued and outstanding, respectively	8,300	6,560
Additional paid-in capital	34,700	19,040
(Deficit) accumulated during the development stage	(67,796)	(43,992)
Less common stock subscribed	-	(5,600)

Total stockholders’ (deficit)	$(24,796)	$(23,992)

Total liabilities and stockholders’ (deficit)	$105	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 9/30/11	For the three months ended to 9/30/10	For the nine months ended 9/30/11	For the period from 6/28/10 (inception) to 9/30/10	Cumulative from 6/28/10 (inception) to 9/30/11

Revenues, net	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Expenses:
General and administrative	103	174	503	463	995
Legal consulting fees	5,500	2,000	16,155	22,000	54,680
Accounting fees	1,000	2,000	4,000	2,000	6,000
Transfer agent fees	774	-	3,146	-	6,121
Total expenses	7,377	4,174	23,804	24,463	67,796

(Loss) from operations	(7,377)	(4,174)	(23,804)	(24,463)	(67,796)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(7,377)	$(4,174)	$(23,804)	$(24,463)	$(67,796)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	9,246,467	6,000,000	8,533,571	6,000,000

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to September 30, 2011

(unaudited)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, June 28, 2010 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	4,000,000	4,000	(4,000)	-	-	-

Issuance of common shares to consultants	2,000,000	2,000	18,000	-	-	20,000

Issuance of common shares for cash	560,000	560	5,040	(5,600)	-	-

Net (loss) for the period	-	-	-	-	(43,992)	(43,992)

Balance, December 31, 2010 (audited)	6,560,000	$6,560	$19,040	$(5,600)	$(43,992)	$(23,992)

Issuance of common shares for cash	815,000	815	7,335	-	-	8,150

Issuance of common shares for restricted stock	2,000,000	2,000	18,000	-	-	20,000

Receipt of cash for subscribed stock	-	-	-	5,600	-	5,600

Buyback of common shares for cash	(1,075,000)	(1,075)	(9,675)	-	-	(10,750)

Net (loss) for the period	-	-	-	-	(23,804)	(23,804)

Balance, September 30, 2011 (unaudited)	8,300,000	$8,300	$34,700	$-	$(67,796)	$(24,796)

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended 9/30/11	For the period from 6/28/10 (inception) to 9/30/10	Cumulative from 6/28/10 (inception) to 6/30/11
Cash flows from operating activities:
Net (loss)	$(23,804)	$(24,463)	$(67,796)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	20,000	20,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(11,341)	4,463	12,651

Net cash provided (used) by operating activities	(35,145)	-	(35,145)

Cash flows from investing activities:
Proceeds from sale of asset (Blue Water common stock)	20,000	-	20,000

Net cash provided (used) by investing activities	20,000	-	20,000

Cash flows from financing activities:
Proceeds from common stock subscribed	5,600	-	5,600
Proceeds from loan from officer	12,250	-	12,250
Repurchase of common stock	(10,750)	-	(10,750)
Proceeds from issuance of common stock	8,150	-	8,150

Net cash provided (used) by financing activities	15,250	-	15,250

Net increase (decrease) in cash	105	-	105

Cash – beginning of period	-	-	-

Cash – end of period	$105	$-	$105

The accompanying notes to the financial statements are an integral part of these statements.

	For the nine months ended 9/30/11	For the period from 6/28/10 (inception) to 9/30/10	Cumulative from 6/28/10 (inception) to 6/30/11
Non-cash investing and financing activities:
Issuance of common shares to directors	$-	$4,000	$4,000
Issuance of common shares for restricted securities received	20,000	0	20,000
	$20,000	$4,000	$24,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2011, Statement of Operations for the three and nine months ended September 30, 2011, September 30, 2010 and cumulative from June 28, 2010 (Inception) to September 30, 2011, Statement of Stockholder’s (Deficit) for the nine months ended September 30, 2011, and the Statement of Cash Flows for the three and nine months ended September 30, 2011, September 30, 2010 and cumulative from June 28, 2010 (Inception) to September 30, 2011, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2011 and its results of operations and its cash flows for the three and nine months ended September 30, 2011, September 30, 2010 and cumulative from June 28, 2010 (Inception) to September 30, 2011.  The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and nine months ended September 30, 2011, September 30, 2010 and cumulative from June 28, 2010 (inception) to September 30, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2011, the Company had $105 in cash.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2011, the Company had no investments.

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

As of September 30, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three and nine months ended September 30, 2011, September 30, 2010 and cumulative from June 28, 2010 (inception) to September 30, 2011 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2011, the Company had a working capital deficiency of ($24,796).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Sale of Blue Water Restaurant Group, Inc. Common Stock Holdings

During the period ended September 30, 2011 the Company sold all its holdings of Blue Water Restaurant Group, Inc. (“Blue Water”), which was comprised of 2,000,000 shares of common stock, $0.001 par value.  These shares were sold for an aggregate of $20,000, or $0.01 per share.  Of these shares sold, 1,300,000 were registered and sold without restrictions to 36 different individuals; the remaining 700,000 were sold to our affiliated service provider Taurus Financial Partners, LLC (“Taurus”).  All of the proceeds from the sale of this asset were paid to Taurus to reduce our outstanding accounts payable to them.  As of September 30, 2011 we continued to owe Taurus $12,651 and no had remaining holdings in Blue Water.

NOTE 4 – Notes Payable to Sole Officer and Director

As of September 30, 2011 we notes payable to our sole officer and director, Nina Edstrom, aggregating $12,250, which included $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.  These are non-interest bearing demand loans.  Any imputed interest has been deemed immaterial.

NOTE 5 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to September 30, 2011 the Company issued an aggregate of 9,375,000 shares as follows:

•

4,000,000 shares to its directors as Founder’s Shares;

•

2,000,000 shares to a consultant for total consideration of $20,000, or $0.01 per share, based on the value of the services performed;

•

1,375,000 shares in exchange for aggregate cash consideration of $13,750, or $0.01 per share;

•

2,000,000 shares in exchange for 2,000,000 shares of restricted common stock in Blue Water Restaurant Group, Inc. (“Blue Water”), a Nevada corporation, presently undertaking a going public initiative.  This investment was valued at $20,000, or $0.01 per share, based on the most recent private transaction price of Blue Water common stock, which was $0.01 per share.  In addition, Blue Water registered 1,300,000 of our shares of its common stock for unrestricted resale in a SEC Registration Statement on Form S-1 which was declared “effective” on September 8, 2011.

On September 19, 2011 the Company repurchased 1,075,000 shares of its common stock, which were subsequently cancelled prior to the conclusion of the period ended September 30, 2011.  These shares were purchased for $10,750, or $0.01 a share.  This purchase was financed by a non-interest bearing demand loan from our sole officer and director, Nina Edstrom.  Any imputed interest has been deemed immaterial.

As of September 30, 2011, the Company had 8,300,000 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of September 30, 2011, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to September 30, 2011 was as follows, assuming a 35 percent effective tax rate:

For the period June 28, 2010 (inception) to September 30, 2011
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$16,729
Change in valuation allowance	(16,729)

Total deferred tax provision	$-

As of September 30, 2011, the Company had approximately $47,796 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to September 30, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 8 – Related Party Transactions

As of September 30, 2011, the Company operated out of office space that is being provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

There is no written agreement or other material terms or arrangements relating to this arrangement which could be terminated by Mr. Boyer at any time without notice.

For the three and nine months ended September 30, 2011 and cumulative from June 28, 2010 (inception) to September 30, 2011 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the three and nine months ended September 30, 2011 and cumulative from June 28, 2010 (inception) to September 30, 2011 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item, which was $12,651 as of September 30, 2011.  As of September 30, 2011, Taurus owned 24.1% of the Company’s issued and outstanding common stock.

Further, Nina Edstrom, our sole officer and director has provided the Company with loans aggregating $12,250 as of September 30, 2011.  These are non-interest bearing demand loans.  Any imputed interest has been deemed immaterial.

During the period ended September 30, 2011 the Company sold its 2,000,000 shares of Blue Water common stock for an aggregate of $20,000, or $0.01 per share.  Of these shares, 1,300,000 were registered and sold without restrictions to 36 different individuals; the remaining 700,000 was sold to our affiliated service provider Taurus.  All of the proceeds from the sale of the Blue Water common stock were paid to Taurus to reduce our outstanding accounts payable to them.  As of September 30, 2011 we continued to owe Taurus $12,651.

NOTE 9 – Recent Accounting Pronouncements

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

NOTE 10 – Subsequent Events

There were no material subsequent events through the date these financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

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

It is important to note that we are a development stage business with minimal business activity.  As of September 30, 2011 we did not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of September 30, 2011 we had not raised adequate funding to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

Status as a Shell Company

As of September 30, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three and Nine Months Ended September 30, 2011

Revenues.  As of September 30, 2011, we have not generated any revenues and remain a development stage company.

Net Loss.  We had net losses of $7,377 and $23,804 for the three and nine months ended September 30, 2011, respectively.  This represents an increase of $3,203, or 76.7%, and a decrease of $659, or 2.7%, compared to the three months ended September 30, 2010 and June 28, 2010 (inception) through September 30, 2010, respectively.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three and nine months ended September 30, 2011 were $7,377 and $23,804, respectively.  This represents an increase of $3,203, or 76.7%, and a decrease of $659, or 2.7%, compared to the three months ended September 30, 2010 and June 28, 2010 (inception) through September 30, 2010, respectively.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – June 28, 2010 (inception) through September 30, 2011

For ease of reading we refer to the period of June 28, 2010 (inception) through September 30, 2011 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of $67,796 during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $67,796.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was $24,796 as of September 30, 2011.

Accounts Payable and Accrued Expenses.  As of September 30, 2011, we had $12,651 in accounts payable, which are payable to Taurus Financial Partners, LLC, an affiliated stockholder.  Our accounts payable primarily consists of legal, accounting, and outside consulting fees attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.

Liquidity and Capital Resources

As of September 30, 2011, we had assets of $105 which was comprised solely of cash.  Our total liabilities were $24,901 which consisted of $12,651 in current accounts payable to a related party and $12,250 in the form of a loan from our sole officer and director.  This loan is a demand loan and bears no interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of September 30, 2011, we only had $105 in cash on hand, and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of September 30, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Island Radio’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and nine months ended September 30, 2011 and cumulative from June 28, 2010 (inception) to September 30, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Island Radio considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2011, Island Radio had $105 in cash.

Investments

Island Radio accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2011, Island Radio had no investments.

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

As of September 30, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three and nine months ended September 30, 2011 and cumulative from June 28, 2010 (inception) to September 30, 2011 Island Radio had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of September 30, 2011, Island Radio had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K.  These weaknesses have existed since our inception on June 28, 2010 and, as of September 30, 2011, have not been remedied.

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

During the past ten (10) years, Nina Edstrom, our sole officer and director, havsnot been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which Ms. Edstrom was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Edstrom’s involvement in any type of business, securities or banking activities; and

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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
101.1

The following materials from Island Radio, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Cash Flows, and (iv) the Notes to Financial Statements.

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 18th day of October, 2011.

ISLAND RADIO, INC.

By:

/s/ Nina Edstrom

Nina Edstrom

President, Chief Executive Officer,

Principal Executive Officer, Secretary, Treasurer,

Chief Financial Officer,

Principal Accounting Officer and Director

(Sole Officer and Director)