Form 10-K
period 2011-12-31
Island Radio, Inc.
filed 2012-02-23
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Yes ☒      No ☐

As of February 17, 2012, no public market for registrant’s common stock has developed.  Based on the most recent private sales price of $0.01 a share the aggregate market value of the 300,000 shares of common stock held by non-affiliates of the registrant was $3,000.

As of February 17, 2012, there were 4,300,000 shares of common stock, $0.001 par value issued and outstanding.

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

Organizational History

We were incorporated on June 28, 2010 in the State of Nevada.  As of February 17, 2012 we had 4,300,000 shares of our common stock, $0.001 par value, issued and outstanding.  Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended.  Because we are considered a shell company, the securities previously sold in past offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

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

It is important to note that we are a development stage business with minimal business activity.  As of February 17, 2012 we do not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of February 17, 2012 we have not raised adequate capital to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

Employees

As of December 31, 2011, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our officers and directors on a voluntary basis.

Stock Transfer Agent

Roosevelt Office Center

15500 Roosevelt Blvd., Ste. 301

Clearwater, FL  33760

(727) 289-0010 Phone

(727) 289-0069 Fax

www.islandstocktransfer.com

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

5850 Cameron Run Terrace, Ste. 918

Alexandria, VA  22303

(520) 844-9162

www.islandradiolive.com

This space is provided to us free of charge by Eric Boyer, an affiliate shareholder.  If Mr. Boyer decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.  As of February 17, 2012, Mr. Boyer owned approximately 46.5% of our issued and outstanding common stock.

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

We were incorporated on June 28, 2010 (inception), have generated no revenues, and as of December 31, 2011 incurred ($68,462) in losses.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2012 and possibly into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We are in the process of seeking additional sources of financing before we begin executing on our business plan.  If we fail to secure additional sources of financing or generate sufficient levels of revenue our business will fail.

As of December 31, 2011, we had no cash or other assets, and we believe that we need at least $50,000 in additional financing to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated February 22, 2012.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

We depend on key personnel.

Our  future  success  will  depend  in  part  on the  continued  service  of key personnel, in particular, Nina Edstrom, our sole officer and director.  Our future success will also depend on our ability to attract and retain key personnel, especially in the areas of sales and marketing and radio personalities.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

As of February 17, 2012 our sole officer and director, Nina Edstrom, owned an aggregate of 2,000,000 shares, or 46.5%, of our issued and outstanding common stock.  Her substantial ownership and subsequent control over the business discourages a change of management, takeovers and may affect shareholder valuation.

As of February 17, 2012 our sole officer and director owned an aggregate of 2,000,000 shares, or 46.5%, of our issued and outstanding common stock.  Accordingly, outside investors have limited control over management and in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests of our sole officer and director may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Nina Edstrom, our sole officer and director, currently devotes the majority of her time to outside business interests which could result in her inability to properly manage company affairs, resulting in our remaining a development stage shell company with no revenues or profits.

The responsibility of developing our core business and fulfilling the reporting requirements of a public company all fall upon our sole officer and director, Nina Edstrom.  Ms. Edstrom has other outside business interests which consume the majority of her time.  As of February 17, 2012, Ms. Edstrom dedicates only about 10% of her professional time to our business, which is estimated to aggregate between three to five hours a week.  In the event Ms. Edstrom is unable to fulfill any aspect of her duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business.

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

Risk Factors Relating to Our Common Stock

There is only a limited trading market for our common stock.

Our Common Stock is subject to quotation on the OTC Bulletin Board.  A trading market for our common stock has yet to develop.  There can be no assurance that an active trading market will develop in our common stock in the future.  Further, should an active trading market develop for our common stock, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

The market prices of our common stock could fluctuate significantly.

The market prices of our common stock may change significantly in response to various factors and events beyond our control, including the following:

•

the other risk factors described in this Form 10-K;

•

changing demand for our products and services and ability to develop and generate sufficient revenues;

•

any delay in our ability to generate operating revenue or net income;

•

general conditions in markets we operate in;

•

general conditions in the securities markets; and

•

issuance of a significant number of shares, whether for compensation under employee stock options, conversion of debt, potential acquisitions, additional financing or otherwise.

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

Our common stock is subject to the "Penny Stock" rules of the SEC which limits the trading market in our common stock and makes transactions in our stock cumbersome.

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

Our common stock is currently listed on the OTC Bulletin Board stock exchange under the trading symbol “ISLD”.  As of February 17, 2012 our common stock has not traded.  If a liquid market for our common stock ever develops we anticipate it will be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 5850 Cameron Run Terrace, Ste. 918, Alexandria, VA  22303.  This office space is being provided to us by an affiliate shareholder, Eric Boyer, free of charge.  As of February 17, 2012, Mr. Boyer owned approximately 46.5% of our issued and outstanding common stock.

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

During the past ten (10) years, our sole officer and director, Nina Edstrom, has not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of Ms. Edstrom was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol “ISLD”.  Our shares of common stock were accepted for quotation on the OTC Bulletin Board on April 18, 2011.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Fiscal 2010
	High	Low
First Quarter ended March 31	N/A	N/A
Second Quarter ended June 30	No Bid	No Bid
Third Quarter ended September 31	No Bid	No Bid
Fourth Quarter ended December 31	No Bid	No Bid

Holders of our Common Stock

As of February 17, 2012, there were five registered stockholders holding 4,300,000 shares of our common stock issued and outstanding.

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

As of February 17, 2012, we had 4,300,000 shares of common stock issued and outstanding.

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

As of February 17, 2012, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 17, 2012, we have not adopted an equity compensation plan and have not granted any stock options.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On September 19, 2011, we repurchased 1,075,000 shares of our common stock in a Stock Buyback Program announced on September 9, 2011.  We repurchased these shares at an aggregate price of $10,750, or $0.01 per share.  Our sole officer and director, Nina Edstrom, loaned us these funds to conclude the repurchase of these shares.  The shares were subsequently cancelled.

On October 13, 2011, Taurus Financial Partners, LLC returned 2,000,000 shares of our restricted common stock.  We subsequently cancelled these shares.

On October 13, 2011, Blue Water Restaurant Group, Inc. returned 2,000,000 shares of our restricted common stock.  We subsequently cancelled these shares.

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

Status as a Shell Company

As of December 31, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

For the ease of reference, we refer to the period June 28, 2010 (inception) through December 31, 2010 as fiscal 2010 or the fiscal year ended December 31, 2010 and the twelve months ended December 31, 2011 as fiscal 2011 or the fiscal year ended December 31, 2011.

Revenues.  As of December 31, 2011, we had not generated any revenues and remain a development stage company.

Net Loss.  We had net losses of ($24,757) and ($43,992) for fiscal 2011 and fiscal 2010, respectively.  This represents a decrease of ($19,234), or (44.7%), in our net loss compared to fiscal 2010.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.  The decrease in net loss was primarily attributable to higher expenses in fiscal 2010 related to our initial efforts at obtaining a listing on the OTC Bulletin Board.

Operating Expenses.  Our total operating expenses for fiscal 2011 and fiscal 2010 were $24,470 and $43,992, respectively.  This represents a decrease of ($19,522), or (44.4%), in operating expenses compared to fiscal 2010.  Our operating expenses were related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.  The decrease in our operating expenses was primarily attributable to higher expenses in fiscal 2010 related to our initial efforts at obtaining a listing on the OTC Bulletin Board.

Other Income (Expense).  As of December 31, 2011, Island Radio had a note payable to our sole officer and director in the amount of $12,145.  This note is payable on demand and is non-interest bearing.  As of December 31, 2011 this note has accrued $287 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Cumulative During the Development Stage – June 28, 2010 (inception) through December 31, 2011

For ease of reading we refer to the period of June 28, 2010 (inception) through December 31, 2011 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($68,749) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, obtaining a listing on the OTC Bulletin Board, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $68,462.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, obtaining a listing on the OTC Bulletin Board, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expense).  As of December 31, 2011, Island Radio had a note payable to our sole officer and director in the amount of $12,145.  This note is payable on demand and is non-interest bearing.  As of December 31, 2011 this note has accrued $287 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($25,462) as of December 31, 2011.

Accounts Payable and Accrued Expenses.  As of December 31, 2011, we had $13,317 in accounts payable, which are payable to Taurus Financial Partners, LLC.  Our accounts payable primarily consists of legal, accounting, and outside consulting fees attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.

Liquidity and Capital Resources

As of December 31, 2011, we had no assets and our total liabilities were $25,462 which consisted of $13,317 in current accounts payable and $12,145 in the form of a loan from our sole officer and director.  This loan is a demand loan and bears no interest.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of December 31, 2011, we had no assets or cash on hand, and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of December 31, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Island Radio’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2011 and for the period June 28, 2010 (inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2011, we had no cash or cash equivalents.

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

As of December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 28, 2010 (inception) to December 31, 2011 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period June 28, 2010 (inception) to December 31, 2011, we did not realize any revenue.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on the Island Radio`s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on the Island Radio`s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on the Island Radio`s financial position, results of operations or cash flows.

Island Radio has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2011, Island Radio had no contractual obligations.

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

It is important to note that we are a development stage business with minimal business activity.  As of February 17, 2012 we do not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of February 17, 2012 we have not raised adequate capital to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Island Radio, Inc. (A Development Stage Company)

Alexandria, Virginia

We have audited the accompanying balance sheets of Island Radio, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2011 and the periods from June 28, 2010 (inception) to December 31, 2011 and 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Island Radio, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 22, 2012

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$13,317	$23,992
Note payable to sole officer	12,145	-
	25,462	23,992

Total liabilities	$25,462	$23,992

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,300,000 and 6,560,000 shares issued and outstanding, respectively	4,300	6,560
Additional paid-in capital	38,987	19,040
(Deficit) accumulated during the development stage	(68,749)	(43,992)
Less common stock subscribed	-	(5,600)

Total stockholders’ (deficit)	$(25,462)	$(23,992)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the 12-months ended 12/31/11	For the period from 6/28/10 (inception) to 12/31/10	Cumulative from 6/28/10 (inception) to 12/31/11

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	538	492	1,030
Legal consulting fees	16,155	38,525	54,680
Accounting fees	4,000	2,000	6,000
Transfer agent fees	3,777	2,975	6,752
Total expenses	24,470	43,992	68,462

(Loss) from operations	(24,470)	(43,992)	(68,462)

Other income (expense):
Interest expense	287	-	287
Total other income (expense)	287	-	287

Provision for income taxes	-	-	-

Net (loss)	$(24,757)	$(43,992)	$(68,749)

(Loss) per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	7,794,192	6,135,484

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to December 31, 2011

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

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to December 31, 2011

(continued)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, December 31, 2010	6,560,000	$6,560	$19,040	$(5,600)	$(43,992)	$(23,992)

Issuance of common shares for cash	815,000	815	7,335	-	-	8,150

Issuance of common shares for restricted stock	2,000,000	2,000	18,000	-	-	20,000

Receipt of cash for subscribed stock	-	-	-	5,600	-	5,600

Buyback of common shares for cash	(1,075,000)	(1,075)	(9,675)	-	-	(10,750)

Cancellation of returned common stock	(4,000,000)	(4,000)	4,000	-	-	-

Imputed interest	-	-	287	-	-	287

Net (loss) for the period	-	-	-	-	(24,757)	(24,757)

Balance, December 31, 2011	4,300,000	$4,300	$38,987	$-	$(68,749)	$(25,462)

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the 12-months ended 12/31/11	For the period from 6/28/10 (inception) to 12/31/10	Cumulative from 6/28/10 (inception) to 12/31/11
Cash flows from operating activities:
Net (loss)	$(24,757)	$(43,992)	$(68,749)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	20,000	20,000
Imputed interest on related party loan	287	-	287
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(3,675)	23,992	20,317

Net cash provided (used) by operating activities	(28,145)	-	(28,145)

Cash flows from investing activities:
Proceeds from sale of asset (Blue Water common stock)	13,000	-	13,000

Net cash provided (used) by investing activities	13,000	-	13,000

Cash flows from financing activities:
Proceeds from common stock subscribed	5,600	-	5,600
Proceeds from loan from officer	12,250	-	12,250
Repayment of loan from officer	(105)	-	(105)
Repurchase of common stock	(10,750)	-	(10,750)
Proceeds from issuance of common stock	8,150	-	8,150

Net cash provided (used) by financing activities	15,145	-	15,145

Net increase (decrease) in cash	-	-	-

Cash – beginning of period	-	-	-

Cash – end of period	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(continued)

	For the 12-months ended 12/31/11	For the period from 6/28/10 (inception) to 12/31/10	Cumulative from 6/28/10 (inception) to 12/31/11
Non-cash investing and financing activities:
Issuance of common shares to directors	$-	$4,000	$4,000
Issuance of common shares for common stock subscribed	-	5,600	5,600
Restricted securities exchanged for accounts payable	7,000	-	7,000
Issuance of common shares for restricted securities received	20,000	-	20,000
	$20,000	$9,600	$29,600
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal year ended December 31, 2011, the period from June 28, 2010 (inception) to December 31, 2010, and cumulative from June 28, 2010 (inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2011, the Company had no cash or cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2011, the Company had no investments.

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

As of December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal year ended December 31, 2011, the period from June 28, 2010 (inception) to December 31, 2010, and cumulative from June 28, 2010 (inception) to December 31, 2011 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2011, the Company had a working capital deficiency of ($25,462).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Share Exchange and Subsequent Sale of Blue Water Restaurant Group, Inc. Common Stock Holdings

On March 29, 2011 we entered into a Share Exchange Agreement with Blue Water Restaurant Group, Inc. (“Blue Water”), a Nevada corporation planning a going public initiative and starting a chain of restaurants in St. Maarten, Dutch West Indies.  Under the terms of the agreement we issued Blue Water 2,000,000 shares of our restricted common stock in exchange for 2,000,000 restricted shares of Blue Water common stock, $0.001 par value.  These shares were valued at $20,000, or $0.01 a share.

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011.  Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them.  As of December 31, 2011 we continued to owe Taurus $13,317 and no had remaining holdings in Blue Water.

NOTE 4 – Notes Payable to Sole Officer and Director

As of December 31, 2011 we had notes payable to our sole officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.  These are non-interest bearing demand loans.  As of December 31, 2011 this note had accrued $287 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 5 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to December 31, 2011 the Company issued an aggregate of 9,375,000 shares as follows:

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

On September 19, 2011 the Company repurchased 1,075,000 shares of its common stock, which were subsequently cancelled.  These shares were purchased for $10,750, or $0.01 a share.  This purchase was financed by a non-interest bearing demand loan from our sole officer and director, Nina Edstrom.  As of December 31, 2011 this note had accrued $287 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

On October 13, 2011, two shareholders returned to the Company an aggregate of 4,000,000 shares of restricted common stock.  These shares were subsequently cancelled.

As of February 17, 2012, the Company had 4,300,000 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of February 17, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to December 31, 2011 was as follows, assuming a 35 percent effective tax rate:

	For the period January 1, 2011 to December 31, 2011		For the period June 28, 2010 (inception) to December 31, 2010
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$8,565		$8,397
Change in valuation allowance	(8,565)		(8,397)

Total deferred tax provision	$-		$-

As of December 31, 2011, the Company had approximately $48,462 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 8 – Related Party Transactions

As of December 31, 2011, the Company operated out of office space that is being provided to us by our former president and chief executive officer, Eric Boyer, free of charge.  Mr. Boyer is an affiliated shareholder and, as of February 17, 2012, owned 46.5% of our issued and outstanding common stock.

There is no written agreement or other material terms or arrangements relating to this arrangement which could be terminated by Mr. Boyer at any time without notice.

For the fiscal year ended December 31, 2011, the period from June 28, 2010 (inception) to December 31, 2010, and cumulative from June 28, 2010 (inception) to December 31, 2011 the Company’s rent expense was zero.

Further, Nina Edstrom, our sole officer and director has provided the Company with loans aggregating $12,145 as of December 31, 2011.  These are non-interest bearing demand loans.  As of December 31, 2011 this note had accrued $287 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2011 the Company sold its 2,000,000 shares of Blue Water common stock for an aggregate of $20,000, or $0.01 per share.  Blue Water registered our 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011 and allowed us to offer our shares in Blue Water at a price of $0.01 per share.  Subsequently, of these shares registered we sold 1,300,000 without restrictions to 36 different individuals.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of this asset were paid to Taurus to reduce our outstanding accounts payable to them.  As of December 31, 2011 we continued to owe Taurus $13,317 and no had remaining holdings in Blue Water.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on the Company`s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on the Company`s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on the Company`s financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 10 – Subsequent Events

There were no material subsequent events through the date these financial statements were filed with the Securities and Exchange Commission on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer and director, Nina Edstrom, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2011 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our sole officer and director has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

Island Radio lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Island Radio.  The Board of Directors is comprised of one (1) member who is also our only executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Island Radio; and

•

Documentation of all proper accounting procedures is not yet complete.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our sole officer and director, Nina Edstrom, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2011 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Name	Age	Position

Nina E. Edstrom	37	Treasurer, Secretary, Chief Financial Officer and Director

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

Nina E. Edstrom, is one of our co-founders and has served as our Treasurer, Secretary, Chief Financial Officer and as a Director since our inception on June 28, 2010 and has served as our President and Chief Executive Officer (sole officer and director) since September 8, 2011.  Concurrently Ms. Edstrom serves as the President and Chief Executive Officer of Arctic Eyes, LLC, an Internet and marketing company she founded in February 2010.  Ms. Edstrom brings to Island Radio extensive accounting and legal expertise and experience.  Prior to joining Island Radio, Ms. Edstrom worked three years as the Financial Controller for Bamboo Bernies, a multi-unit chain of restaurants doing business under various restaurant names and themes on the Caribbean island of St. Maarten, Dutch West Indies; she resumed her position at Bamboo Bernies in December 2010.  Her duties there include, without limitation, developing budgets, implementing various cost controls, making sure standard accounting practices and reporting requirements were properly followed, maintaining corporate compliance matters with local and US agencies regarding finances, taxes, labor concerns, environmental and commercial issues.  Prior to working at Bamboo Bernies, Ms. Edstrom spent over five years within the contact center industry in Sweden at companies including Compeer AB, Telepass AB and MultiNetPartner AB where she held the position of Information Manager.  Ms. Edstrom, a native of Sweden, speaks five languages and is a graduate from the prominent Lund University in Sweden where her major was antitrust law.

Ms. Edstrom is not currently an officer or director of any other reporting company.  Ms. Edstrom is presently devoting approximately 10% of her business time to our affairs.

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

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors.  Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, in essence her own, and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our officers or directors.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Eric Boyer (1)	One	None	None

(1)

Mr. Boyer was a co-founder and was our former President and Chief Executive Officer until his resignation on September 8, 2011.  As of February 17, 2012 he is considered an affiliate shareholder and presently owns 46.5% of our issued and outstanding common stock.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on June 28, 2010 through December 31, 2011.  Our fiscal year end is December 31.  No compensation has been paid to our officers from inception on June 28, 2010 through December 31, 2011.  We have no plans to begin paying our officers any cash compensation until our business becomes operationally profitable.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Nina Edstrom, CFO, Secretary, Treasurer	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Eric Boyer (1)	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Mr. Boyer was a co-founder and was our former President and Chief Executive Officer until his resignation on September 8, 2011.  As of February 17, 2012 he is considered an affiliate shareholder and presently owns 46.5% of our issued and outstanding common stock.

The following table sets forth information with respect to compensation paid by us to our directors during the fiscal year ended December 31, 2011.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Nina Edstrom	0	0	0	0	0	0	0

Eric Boyer (1)	0	0	0	0	0	0	0

(1)

Mr. Boyer was a co-founder and was our former President and Chief Executive Officer until his resignation on September 8, 2011.  As of February 17, 2012 he is considered an affiliate shareholder and presently owns 46.5% of our issued and outstanding common stock.

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of February 17, 2012 we had no employees other than our sole officer and director, Nina Edstrom.  All future employment arrangements are subject to the discretion of our Board of Directors.

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

As of February 17, 2012, we had 4,300,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock (1)	Percentage of Class (Common) (2)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Nina Edstrom, CFO, Treasurer and Secretary	2,000,000	46.5%	-0-	0%

All officers and directors as a group (1 person)	2,000,000	46.5%	-0-	0%

Five Percent Stockholders
Eric Boyer (3)	2,000,000	46.5%	-0-	0%

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

(2)

Based on 4,300,000 shares of common stock issued and outstanding as of February 17, 2012.

(3)

Mr. Boyer was a co-founder and was our former President and Chief Executive Officer until his resignation on September 8, 2011.  As of February 17, 2012 he is considered an affiliate shareholder and presently owns 46.5% of our issued and outstanding common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2012.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Island Radio.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space controlled by our former president and chief executive officer, Eric Boyer.  This arrangement was agreed upon by Mr. Boyer on a rent-free basis for an indeterminate period of time.  There is no written agreement or other material terms or arrangements relating to these arrangements.  Should Mr. Boyer decide to terminate this arrangement we would be required to seek office space elsewhere, potentially at great expense to us.

On June 29, 2010 we issued an aggregate of 4,000,000 restricted shares of common stock, par value $0.001, to Eric Boyer and Nina Edstrom, as Founder’s Stock; each received 2,000,000 shares.

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

Director Independence

The OTC Bulletin Board, where our common stock is listed under the trading symbol “ISLD”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

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

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees.  As a result, our sole director has the ability, among other things, to determine her own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

	For the fiscal year ended December 31, 2011	From June 28, 2010 (inception) through December 31, 2010

Audit Fees	$5,000	$2,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 22nd day of February, 2012.

ISLAND RADIO, INC.

By:

/s/ Nina Edstrom

Nina Edstrom

President, Chief Executive Officer,

Principal Executive Officer, Secretary,

Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director

(Sole Officer and Director)