Form 10-Q
period 2012-03-31
Island Radio, Inc.
filed 2012-04-19
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of April 17, 2012, was 4,300,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	3/31/12 (unaudited)	12/31/11 (audited)

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$31,101	$13,317
Note payable to sole officer	-	12,145
	31,101	25,462

Total liabilities	$31,101	$25,462

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,300,000 and 4,300,000 shares issued and outstanding, respectively	4,300	4,300
Additional paid-in capital	51,404	38,987
(Deficit) accumulated during the development stage	(86,805)	(68,749)

Total stockholders’ (deficit)	$(31,101)	$(25,462)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 3/31/12	For the three months ended 3/31/11	For the period from 6/28/10 (inception) to 3/31/12

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	134	114	1,164
Legal consulting fees	15,000	7,655	69,680
Accounting fees	2,000	2,000	8,000
Transfer agent fees	650	1,494	7,402
Total expenses	17,784	11,263	86,246

(Loss) from operations	(17,784)	(11,263)	(86,246)

Other income (expense):
Interest expense	272	-	559
Total other income (expense)	272	-	559

Provision for income taxes	-	-	-

Net income (loss)	$(18,056)	$(11,263)	$(86,805)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,300,000	6,930,444

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to March 31, 2012

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

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 28, 2010 (inception) to March 31, 2012

(unaudited)

(continued)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, December 31, 2010 (audited)	6,560,000	$6,560	$19,040	$(5,600)	$(43,992)	$(23,992)

Issuance of common shares for cash	815,000	815	7,335	-	-	8,150

Issuance of common shares for restricted stock	2,000,000	2,000	18,000	-	-	20,000

Receipt of cash for subscribed stock	-	-	-	5,600	-	5,600

Buyback of common shares for cash	(1,075,000)	(1,075)	(9,675)	-	-	(10,750)

Cancellation of returned common stock	(4,000,000)	(4,000)	4,000	-	-	-

Imputed interest	-	-	287	-	-	287

Net (loss) for the period	-	-	-	-	(24,757)	(24,757)

Balance, December 31, 2011 (audited)	4,300,000	$4,300	$38,987	$-	$(68,749)	$(25,462)

Loan forgiveness by sole officer	-	-	12,145	-	-	12,145

Imputed interest	-	-	272	-	-	272

Net (loss) for the period	-	-	-	-	(18,056)	(18,056)

Balance, March 31, 2012 (unaudited)	4,300,000	$4,300	$51,404	$-	$(86,805)	$(31,101)

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended 3/31/12	For the three months ended 3/31/11	Cumulative from 6/28/10 (inception) to 3/31/12
Cash flows from operating activities:
Net (loss)	$(18,056)	$(11,263)	$(86,805)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	-	20,000
Imputed interest on related party loan	272	-	559
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	17,784	(2,139)	38,101

Net cash provided (used) by operating activities	-	(13,402)	(28,145)

Cash flows from investing activities:
Proceeds from sale of asset (Blue Water common stock)	-	-	13,000

Net cash provided (used) by investing activities	-	-	13,000

Cash flows from financing activities:
Proceeds from common stock subscribed	-	5,600	5,600
Proceeds from loan from officer	-	-	12,250
Repayment of loan from officer	-	-	(105)
Repurchase of common stock	-	-	(10,750)
Proceeds from issuance of common stock	-	8,150	8,150

Net cash provided (used) by financing activities	-	13,750	15,145

Net increase (decrease) in cash	-	348	-

Cash – beginning of period	-	-	-

Cash – end of period	$-	$348	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	For the three months ended 3/31/12	For the three months ended 3/31/11	Cumulative from 6/28/10 (inception) to 3/31/12
Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Restricted securities exchanged for accounts payable	-	-	7,000
Forgiveness of loan from officer	12,145	-	12,145
Issuance of common shares for restricted securities received	-	20,000	20,000
	$12,145	$20,000	$48,745
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

ISLAND RADIO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2012, Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, and cumulative from June 28, 2010 (Inception) to March 31, 2012, Statement of Stockholder’s (Deficit) for the cumulative period from June 28, 2010 (Inception) to March 31, 2012, and the Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and cumulative from June 28, 2010 (Inception) to March 31, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2012 and its results of operations and its cash flows for the period ended March 31, 2012 and cumulative from June 28, 2010 (inception) to March 31, 2012.  The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2012 and March 31, 2011, and cumulative from June 28, 2010 (inception) to March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2012, the Company had no cash or other assets.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2012, the Company had no investments.

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

As of March 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2012 and March 31, 2011, and cumulative from June 28, 2010 (inception) to March 31, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2012, the Company had a working capital deficiency of ($86,805).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011.  Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them.  As of March 31, 2012 we continued to owe Taurus $31,101 and no had remaining holdings in Blue Water.

NOTE 4 – Notes Payable to Sole Officer and Director

As of December 31, 2011 we had notes payable to our sole officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, during the three months ended March 31, 2012 these debts had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

NOTE 5 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to March, 2012 the Company issued an aggregate of 9,375,000 shares as follows:

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

On September 19, 2011 the Company repurchased 1,075,000 shares of its common stock, which were subsequently cancelled.  These shares were purchased for $10,750, or $0.01 a share.  This purchase was financed by a non-interest bearing demand loan from our sole officer and director, Nina Edstrom.  During the three months ended March 31, 2012 this note had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On October 13, 2011, two shareholders returned to the Company an aggregate of 4,000,000 shares of restricted common stock.  These shares were subsequently cancelled.

As of April 17, 2012, the Company had 4,300,000 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of April 17, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to March 31, 2012 was as follows, assuming a 35 percent effective tax rate:

	For the three months ended March 31, 2012		For the period June 28, 2010 (inception) to March 31, 2012
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$6,224		$23,186
Change in valuation allowance	(6,224)		(23,186)

Total deferred tax provision	$-		$-

As of March 31, 2012, the Company had approximately $66,246 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to March 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 8 – Related Party Transactions

As of March 31, 2012, the Company operated out of office space that is being provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

There is no written agreement or other material terms or arrangements relating to this arrangement which could be terminated by Mr. Boyer at any time without notice.

For the three months ended March 31, 2012 and cumulative from June 28, 2010 (inception) to March 31, 2012 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

NOTE 9 – Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.”  This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.”  This update changes the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  This amendment explains which modifications constitute troubled debt restructurings (“TDR”).  Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 22, 2012, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2012.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to launch our initial 24-hour streaming radio program over the Internet.  Accordingly, we must raise additional cash from sources other than operations.

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

It is important to note that we are a development stage business with minimal business activity.  As of March 31, 2012 we did not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of March 31, 2012 we had not raised adequate funding to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

Status as a Shell Company

As of March 31, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three Months Ended March 31, 2012

Revenues.  As of March 31, 2012, we have not generated any revenues and remain a development stage company.

Net Loss.  We had a net loss of ($18,056) for the three months ended March 31, 2012 compared to a net loss of ($11,263) for the same period a year ago.  This represents an increase in net loss of $6,793, or 60.3%.  Our net loss was attributable to costs related to an offering of our common stock and complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2012 were $17,784 compared to $11,263 for the same period a year ago.  This represents an increase in operating expenses of $6,521, or 57.9%.  Our operating expenses were comprised of costs related to an offering of our common stock and complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the period ended March 31, 2012 we recorded $272 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Island Radio’s financial statements under additional paid-in capital.

Cumulative During the Development Stage – June 28, 2010 (inception) through March 31, 2012

For ease of reading we refer to the period of June 28, 2010 (inception) through March 31, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($86,805) during the Developmental Period.  This net loss was primarily attributable to organizational costs related to our formation, an offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $86,246.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Development Period we recorded $559 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Island Radio’s financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($31,101) as of March 31, 2012.

Accounts Payable and Accrued Expenses.  As of March 31, 2012, we had $31,101 in accounts payable, which are payable to Taurus Financial Partners, LLC, an independent service provider.  Our accounts payable primarily consists of legal, accounting, and outside consulting fees attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.

Liquidity and Capital Resources

As of March 31, 2012, we had no assets and our total liabilities were $31,101, which was comprised solely of accounts payable to our independent SEC filing service provider, Taurus Financial Partners, LLC.  We had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of March 31, 2012, we no assets or cash on hand and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 22, 2012, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2012.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Island Radio’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2012 and March 31, 2011, and cumulative from June 28, 2010 (inception) to March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Island Radio considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2012, Island Radio had no cash or cash equivalents.

Investments

Island Radio accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2012, Island Radio had no investments.

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

As of March 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2012 and cumulative from June 28, 2010 (inception) to March 31, 2012 Island Radio had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.”  This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard did not have a material impact on Island Radio’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.”  This update changes the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard did not have a material impact on Island Radio’s financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  This amendment explains which modifications constitute troubled debt restructurings (“TDR”).  Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard did not have a material impact on Island Radio’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this standard did not have a material impact on Island Radio’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of this standard did not have a material impact on Island Radio’s financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard did not have a material impact on Island Radio’s financial statements.

Island Radio has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of March 31, 2012, Island Radio had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Island Radio.  The Board of Directors is comprised of one (1) member whom is the sole active executive officer.  As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Island Radio; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K.  These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2012, have not been remedied.

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

During the past ten (10) years, Nina Edstrom, our sole officer and director, has not been the subject of the following events:

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

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 19th day of April, 2012.

ISLAND RADIO, INC.

By:

/s/ Nina Edstrom

Nina Edstrom

President, Chief Executive Officer,

Principal Executive Officer, Secretary, Treasurer,

Chief Financial Officer,

Principal Accounting Officer and Director

(Sole Officer and Director)