Form 10-Q
period 2012-06-30
China Herb Group Holdings Corp
filed 2012-08-07
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

China Herb Group Holdings Corporation

(Formerly known as “Island Radio, Inc.”)

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	333-169397 (Commission File Number)	27-3042462 (I.R.S. Employer Identification Number)

4th Floor, Airport Industrial Park Business Center,

No.35 Changjiang South Road, New District,

Wuxi City, Jiangsu Province, China

 (Address of principal executive offices and zip code)

Phone: +86 13909840703

 (Registrant’s telephone number, including area code)

Copy of Communications To:

Bernard & Yam, LLP

Attn: Bin Zhou, Esq.

401 Broadway, Suite 1708

New York, NY 10013

Phone: 212-219-7783

Facsimile: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,300,000 Shares of Common Stock, as of August 06, 2012.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submissions of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURE

ITEM 1.  FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	6/30/12 (unaudited)	12/31/11 (audited)

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$-	$13,317
Note payable to sole officer	-	12,145
	-	25,462

Total liabilities	$-	$25,462

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,300,000 and 4,300,000 shares issued and outstanding, respectively	4,300	4,300
Additional paid-in capital	91,464	38,987
(Deficit) accumulated during the development stage	(95,764)	(68,749)

Total stockholders’ (deficit)	$-	$(25,462)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 6/30/12	For the three months ended 6/30/11	For the six months ended 6/30/12	For the six months ended 6/30/11	Cumulative from 6/28/10 (inception) to 6/30/12

Revenues, net	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Expenses:
General and administrative	9	287	143	400	1,173
Legal consulting fees	7,500	3,000	22,500	10,655	77,180
Accounting fees	1,000	1,000	3,000	3,000	9,000
Transfer agent fees	450	878	1,100	2,372	7,852
Total expenses	8,959	5,165	26,743	16,427	95,205

(Loss) from operations	(8,959)	(5,165)	(26,743)	(16,427)	(95,205)

Other income (expense)
Interest expense	-	-	272	-	559
Total other income (expense)	-	-	272	-	559

Provision for income taxes	-	-	-	-	-

Net (loss)	$(8,959)	$(5,165)	$(27,015)	$(16,427)	$(95,764)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,300,000	9,375,000	4,300,000	8,175,028

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS(unaudited)

	For the six months ended 6/30/12	For the six months ended 6/30/11	Cumulative from 6/28/10 (inception) to 6/30/12
Cash flows from operating activities:
Net (loss)	$(27,015)	$(16,427)	$(95,764)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	-	20,000
Imputed interest on related party loan	272	-	559
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	26,743	2,837	47,060

Net cash provided (used) by operating activities	-	(13,590)	(28,145)

Cash flows from investing activities:
Proceeds from sale of asset (Blue Water common stock)	-	-	13,000

Net cash provided (used) by investing activities	-	-	13,000

Cash flows from financing activities:
Proceeds from common stock subscribed	-	5,600	5,600
Proceeds from loan from officer	-	-	12,250
Repayment of loan from officer	-	-	(105)
Repurchase of common stock	-	-	(10,750)
Proceeds from issuance of common stock	-	8,150	8,150

Net cash provided (used) by financing activities	-	13,750	15,145

Net increase (decrease) in cash	-	160	-

Cash – beginning of period	-	-	-

Cash – end of period	$-	$160	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

Non-cash investing and financing activities:
Issuance of common shares to directors	$-	$-	$4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Restricted securities exchanged for accounts payable	-	-	7,000
Forgiveness of loan from officer	12,145	-	12,145
Forgiveness of accounts payable	40,060	-	40,060
Issuance of common shares for restricted securities received	-	20,000	20,000
	$52,205	$20,000	$88,805
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2012, Statements of Operations for the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012 and June 30, 2011, and cumulative from June 28, 2010 (Inception) to June 30, 2012, Statement of Stockholder’s (Deficit) for the cumulative period from June 28, 2010 (Inception) to June 30, 2012, and the Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, and cumulative from June 28, 2010 (Inception) to June 30, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2012 and its results of operations and its cash flows for the period ended June 30, 2012 and cumulative from June 28, 2010 (inception) to June 30, 2012.  The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations.  Company was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010.  The Company’s business plan calls for the development of a 24-hour radio program that will be transmitted over commercial FM radio spectrum from radio broadcast towers strategically located throughout the Caribbean region and simulcast worldwide over the Internet.  Island Radio’s broadcasting studio will be based in St. Maarten, Dutch West Indies.

On July 17, 2012, Company changed its name to China Herb Group Holdings Corporation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012 and June 30, 2011, and cumulative from June 28, 2010 (inception) to June 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2012, the Company had no cash or other assets.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2012, the Company had no investments.

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

As of June 30, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012 and June 30, 2011, and cumulative from June 28, 2010 (inception) to June 30, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

While management of the Company believes that Company will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2012, the Company had a working capital deficiency of ($95,764).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011.  Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them.  As of June 30, 2012 we had no remaining accounts payable and had no remaining holdings in Blue Water.

NOTE 4 – Notes Payable to Officer and Shareholders

As of December 31, 2011 we had notes payable to our sole officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, during the six months ended June 30, 2012 these debts had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060’s total outstanding account payables that the Company owed to it. As of June 30, 2012, there is no note payable to any shareholders.

NOTE 5 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to June 30, 2012 the Company issued an aggregate of 9,375,000 shares as follows:

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

On September 19, 2011 the Company repurchased 1,075,000 shares of its common stock, which were subsequently cancelled.  These shares were purchased for $10,750, or $0.01 a share.  This purchase was financed by a non-interest bearing demand loan from our sole officer and director, Nina Edstrom.  During the six months ended June 30, 2012 this note had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On October 13, 2011, two shareholders returned to the Company an aggregate of 4,000,000 shares of restricted common stock.  These shares were subsequently cancelled.

As of June 30, 2012, the Company had 4,300,000 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to June 30, 2012 was as follows, assuming a 35 percent effective tax rate:

	For the six months ended June 30, 2012		For the period June 28, 2010 (inception) to June 30, 2012
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$9,360		$26,322
Change in valuation allowance	(9,360)		(26,322)

Total deferred tax provision	$-		$-

As of June 30, 2012, the Company had approximately $75,205 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to June 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 8 – Related Party Transactions

From June 28, 2010 (inception) through June 27, 2012, the Company operated out of office space that was provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

For the three months and six months ended June 30, 2012 and cumulative from June 28, 2010 (inception) to June 30, 2012 the Company’s rent expense was zero.  This is because of the minimal level of operating activities that have transpired during this period of time.

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

NOTE 10 – Subsequent Events

On July 17, 2012, the Company changed its name from Island Radio, Inc to China Herb Group Holdings Corporation.

On July 24, 2012, Chin Yung Kong resigned from the position of President and Chief Executive Officer of the Company. He still remains a board director of the Company. On July 24, 2012, Yubo Zheng became a new board director and new Secretary of the Company. Qiuping Lu became the new President and new Chief Executive Officer of the Company. Fumin Feng became the new Vice President of the Company.

Other than the above describe name change, there were no material subsequent events through the date these financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

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

Status as a Shell Company

As of June 30, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three Months Ended June 30, 2012

Revenues.  As of June 30, 2012, we have not generated any revenues and remain a development stage company.

Net Loss.  We had a net loss of ($8,959) for the three months ended June 30, 2012 compared to a net loss of ($5,165) for the same period a year ago.  This represents an increase in net loss of $3,794, or 73.5%.  Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2012 were $8,959 compared to $5,165 for the same period a year ago.  This represents an increase in operating expenses of $3,794, or 73.5%.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Six Months Ended June 30, 2012

Revenues.  As of June 30, 2012, we have not generated any revenues and remain a development stage company.

Net Loss.  We had a net loss of ($27,015) for the six months ended June 30, 2012 compared to a net loss of ($16,427) for the same period a year ago.  This represents an increase in net loss of $10,588, or 64.5%.  Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the six months ended June 30, 2012 were $26,743 compared to $16,427 for the same period a year ago.  This represents an increase in operating expenses of $10,316, or 62.8%.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the six months ended June 30, 2012 we recorded $272 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Company’s financial statements under additional paid-in capital.

Cumulative During the Development Stage – June 28, 2010 (inception) through June 30, 2012

For ease of reading we refer to the period of June 28, 2010 (inception) through June 30, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($95,764) during the Developmental Period.  This net loss was primarily attributable to organizational costs related to our formation, an offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $95,205.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Development Period we recorded $559 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Company’s financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was NIL as of June 30, 2012.

Accounts Payable and Accrued Expenses.  On June 27, 2012, and in conjunction with a Share Purchase Agreement executed on the same date, Taurus Financial Partners, LLC, an independent service provider, voluntarily forgave $40,060 in accrued accounts payable.  The forgiven accounts payable were recorded in Company’s financial statements under additional paid-in capital.  As of June 30, 2012, Company had no accounts payable or other outstanding liabilities.

Liquidity and Capital Resources

On June 27, 2012, in connection with the share purchase transaction in which Eric R. Boyer and Nina Edstrom sold to Chin Yung Kong, Qiuping Lu and Fumin Feng 4,000,000 shares of common stock of the Company (2,000,000 shares to Chin Yung Kong, 1,000,000 shares to Qiuping Lu and 1,000,000 shares to Fumin Feng), Taurus Financial Partners, LLC forgave the $40,060’s total outstanding account payables that the Company owed to it, which represented all the outstanding liabilities of the Company as of June 27, 2012.  As the result of such transaction, as of June 30, 2012, we had no assets and no liabilities.

We expect to incur continued losses over the remainder of the fiscal year ending December 31, 2012, possibly even longer.  As of June 30, 2012, we have no assets or cash on hand.

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

Off –Balance Sheet Operations

As of June 30, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012 and June 30, 2011, and cumulative from June 28, 2010 (inception) to June 30, 2012.

Use of Estimates

The accompanying financial statements of Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2012, Company had no cash or cash equivalents.

Investments

Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2012, Company had no investments.

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

As of June 30, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012 and June 30, 2011, and cumulative from June 28, 2010 (inception) to June 30, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

Company maintains a valuation allowance with respect to deferred tax assets.  Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.”  This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard did not have a material impact on Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.”  This update changes the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this standard did not have a material impact on Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  This amendment explains which modifications constitute troubled debt restructurings (“TDR”).  Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption.  The adoption of this standard did not have a material impact on Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  The adoption of this standard did not have a material impact on Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of this standard did not have a material impact on Company’s financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard did not have a material impact on Company’s financial statements.

Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of June 30, 2012, the Company had no contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Based on management’s assessment, we have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

We lack sufficient resources to perform the internal audit function and does not have an Audit Committee;

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Company.   As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Company; and

Documentation of all proper accounting procedures is not yet complete.

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K and our quarterly report filed with SEC on Form 10-Q.  These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2012, have not been remedied.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.  RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 27, 2012, Eric R. Boyer and Nina Edstrom (“Sellers”), who are the major shareholders of Island Radio, Inc. (“Company”), entered into a Share Purchase Agreement with Chin Yung Kong, Qiuping Lu and Fumin Feng (“Purchasers”), under which Sellers sold to Purchasers 4,000,000 shares of common stock of the Company (2,000,000 shares to Chin Yung Kong, 1,000,000 shares to Qiuping Lu and 1,000,000 shares to Fumin Feng), which represented approximately 93% of the total issued and outstanding stock of the Company, for a total purchase price of $159,970.00 (“Total Purchase Price”).  The sold shares are restricted stock that have not been registered with the Securities and Exchange Commission. As result of this share purchase transaction, Chin Yung Kong, Qiuping Lu and Fumin Feng became the controlling shareholders of the Company. In connection with this share purchase transaction, on June 27, 2012, the Company’s sole officer and director Nina Edstrom resigned from all positions that she held in the Company; Chin Yung Kong was appointed the Board Director, the Chairman and the President of the Company; Qiuping Lu was appointed the Board Director, the Vice President and the Treasurer of the Company; Fumin Feng was appointed the Board Director and the Secretary of the Company. The new Board of Directors also appointed Chin Yung Kong as the new Chief Executive Officer and Qiuping Lu as the new Chief Financial Officer. On July 24, 2012, Chin Yung Kong resigned from the position of President and Chief Executive Officer of the Company. He still remains a board director of the Company. On July 24, 2012, Yubo Zheng became a new board director and new Secretary of the Company. Qiuping Lu became the new President and new Chief Executive Officer of the Company. Fumin Feng became the new Vice President of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)

Exhibits

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* filed herewith

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

China Herb Group Holdings Corporation
(Registrant)

By:

/s/ Qiuping Lu

Qiuping Lu

President, Director, CEO, CFO

Date:

August 07, 2012