Form 10-Q/A
period 2012-06-30
China Herb Group Holdings Corp
filed 2012-08-09
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

  Explanatory Note

The purpose of this Form 10-Q/A Amendment is to furnish the Interactive data files pursuant to Rule 405 of Regulation S-T.

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

August 08, 2012