Form 10-K
period 2012-12-31
China Herb Group Holdings Corp
filed 2013-05-01
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Copy of Communications To:

Bernard & Yam, LLP

401 Broadway, Suite 1708

New York, NY 10013

Phone: 212-219-7783

Facsimile: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [X] NO  [  ]

The aggregate market value of the voting and non-voting stock (300,000 shares of common stock) held by non-affiliates of the registrant, as of June 30, 2012, was $0, computed by reference to the stock price of $0.00 per share on June 30, 2012.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,300,000 Shares of Common Stock, as of April 22, 2013.

 TABLE OF CONTENTS

Item

PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosure

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions and Director Independence
Item 14	Principal Accountant Fees and Services
PART IV
Item 15	Exhibits, Financial Statement Schedules
Signatures 3

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

As used in this Annual Report, the terms "we", "us", "our" , “Registrant”, and “Issuer” mean China Herb Group Holding Corporation unless the context clearly requires otherwise.

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

Organizational History

We were incorporated on June 28, 2010 in the State of Nevada.  As of April 22, 2013 we had 4,300,000 shares of our common stock, $0.001 par value, issued and outstanding.  Because we currently have nominal operations and minimal assets, we are currently considered to be a shell company as defined in Rule 12b-2 of the Exchange Act, as amended.  Because we are considered a shell company, the securities previously sold in past offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

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

It is important to note that we are a development stage business with minimal business activity.  As of April 22, 2013 we do not own any radio broadcast licenses nor have we applied for any radio broadcast licenses in any targeted broadcast territory.  Further, we do not have any ownership or leaseholds in any radio broadcast towers nor do we have any agreements in place or in principal with any owners of radio broadcast towers to carry our radio programming should we apply for and be granted a license to broadcast our radio programming.

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

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  As of April 22, 2013, we have not raised adequate capital to commence executing on the following plan.  We are presently seeking additional sources of funding to initiate operations.  We believe we need to raise a minimum of $50,000 in additional funding to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

5 - 7 Months

We will develop and beta test our interactive streaming Internet website. This website will allow our listeners to log in from anywhere in the world and listen to our live radio broadcast using the current generation of streaming media technology as well as see what is happening live in the broadcast studio through a fixed webcam and interact in real time with the live DJ and other listeners through an interactive chat room.  Visitors to the website will also be able to learn about the radio programming schedule, current and recently played songs (including artists name and the ability to purchase the song directly through the website), upcoming events, weather, news and sports.  We estimate this website will cost approximately $2,500 to complete.

 8- 9 Months

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

Employees

As of December 31, 2012, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our officers and directors on a voluntary basis.

Stock Transfer Agent

Island Stock Transfer

Roosevelt Office Center

15500 Roosevelt Blvd., Ste. 301

Clearwater, FL  33760

(727) 289-0010 Phone

(727) 289-0069 Fax

www.islandstocktransfer.com

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

4th Floor, Airport Industrial Park Business Center,

No.35 Changjiang South Road, New District,

Wuxi City, Jiangsu Province, China

Phone: +86 13909840703

This space is provided to us free of charge by Ms. Qiuping Lu, our shareholder and director.  If Ms. Lu decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China, which is provided to us free of charge by Ms. Qiuping Lu, our shareholder and director.

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving the Company.

During the past ten (10) years, none of our directors and officers has been the subject of the following events:

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

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol “CHGH”.  Our shares of common stock were accepted for quotation on the OTC Bulletin Board on April 18, 2011 and was quoted under the symbol “ISLD” prior to July 17, 2012.  For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

Fiscal 2012
	High	Low
First Quarter ended March 31	N/A	N/A
Second Quarter ended June 30	N/A	N/A
Third Quarter ended September 31	N/A	N/A
Fourth Quarter ended December 31	N/A	N/A
Fiscal 2011
	High	Low
First Quarter ended March 31	N/A	N/A
Second Quarter ended June 30	N/A	N/A
Third Quarter ended September 31	N/A	N/A
Fourth Quarter ended December 31	N/A	N/A

Holders of our Common Stock

As of April 22, 2013, there were five registered stockholders holding 4,300,000 shares of our common stock issued and outstanding.

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

As of April 15, 2013, we had 4,300,000 shares of common stock issued and outstanding.

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

As of April 15, 2013, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 15, 2013, we have not adopted an equity compensation plan and have not granted any stock options.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On September 19, 2011, we repurchased 1,075,000 shares of our common stock in a Stock Buyback Program announced on September 9, 2011.  We repurchased these shares at an aggregate price of $10,750, or $0.01 per share.  Our former officer and director, Nina Edstrom, loaned us these funds to conclude the repurchase of these shares.  The shares were subsequently cancelled.

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

Status as a Shell Company

As of December 31, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Revenues.  As of December 31, 2012, we had not generated any revenues and remain a development stage company.

Net Loss.  We had net losses of $34,170 and $24,757 for fiscal 2012 and fiscal 2011, respectively.  This represents an increase of $9,413 in our net loss compared to fiscal 2011.  Our net loss was attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.  The increase in net loss was primarily attributable to higher expenses in fiscal 2012.

Operating Expenses.  Our total operating expenses for fiscal 2012 and fiscal 2011 were $33,898 and $ 24,470 , respectively.  This represents an increase of $9,428 in operating expenses compared to fiscal 2011.  Our operating expenses were related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.  The increase in our operating expenses was primarily attributable to higher expenses in fiscal 2012.

Cumulative During the Development Stage – June 28, 2010 (inception) through December 31, 2012

For ease of reading we refer to the period of June 28, 2010 (inception) through December 31, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of $ 102,917 during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, obtaining a listing on the OTC Bulletin Board, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

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

Total Stockholders’ Deficit.  Our stockholders’ deficit was $0 as of December 31, 2012.

Accounts Payable and Accrued Expenses.

As of December 31, 2011 we had notes payable to our former officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, during the12 month ended December 31, 2012,  these debts had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060 total outstanding account payables that the Company owed to it. As of September 30, 2012, there is no note payable to any shareholders.

During the12 month ended December 31, 2012, Chin Yung Kong, the director and shareholder of the Company, paid $7,155 for the Company’s various expenses including legal fee, accounting fee and filing fee. These payments were classified as contributed capital.

Liquidity and Capital Resources

As of December 31, 2012, we had no assets and no liabilities.

We expect to incur continued losses over the next 12 months, possibly even longer.  As of December 31, 2012, we had no assets or cash on hand, and we believe that we need at least $50,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of December 31, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Company’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2012 and for the period June 28, 2010 (inception) to December 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2012, we had no cash or cash equivalents.

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

As of December 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 28, 2010 (inception) to December 31, 2012 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period June 28, 2010 (inception) to December 31, 2012, we did not realize any revenue.

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

Recently Issued Accounting Pronouncements

 In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2012, Company had no contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

Item

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ (Deficit)

Statements of Cash Flows

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Herb Group Holdings Corporation (formerly Island Radio, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of China Herb Group Holdings Corporation (formerly Island Radio, Inc. - a Development Stage Company) as of December 31, 2012 and 2011 the related statements of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2012 and 2011 and for the period from June 28, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Herb Group Holdings Corporation (formerly Island Radio, Inc. – a Development Stage Company), as of December 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs, and as such has incurred an operating loss since inceptions.  As of December 31, 2012, the Company had an accumulated deficit during development stage of $109,919, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 1, 2013

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	December 31, 2012	December 31, 2011

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable, related party	$-	$13,317
Note payable to sole officer	-	12,145
	-	25,462

Total liabilities	-	25,462

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,300,000 and 6,560,000 shares issued and outstanding, respectively	4,300	4,300
Additional paid-in capital	98,619	38,987
(Deficit) accumulated during the development stage	(102,919)	(68,749)

Total stockholders’ (deficit)	-	(25,462)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the 12-months ended 12/31/12	For the 12-months ended 12/31/11	Cumulative from 6/28/10 (inception) to 12/31/12

Revenues	$-	$-	$-

Expenses:
General and administrative	1,298	538	2,328
Legal consulting fees	27,500	16,155	82,180
Accounting fees	4,000	4,000	10,000
Transfer agent fees	1,100	3,777	7,852
Total expenses	33,898	24,470	102,360

Loss from operations	(33,898)	(24,470)	(102,360)

Other expense:
Interest expense	(272)	(287)	(559)
Total other expense	(272)	(287)	(559)

Provision for income taxes	-	-	-

Net loss	$(34,170)	$(24,757)	$(102,917)

Net Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,300,000	7,794,192

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDER (DEFICIT)

Description	Common Stock		Additional Paid-In Capital		Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount			Subscribed

Balance, June 28, 2010 (inception	-	$-		$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	4,000,000	4,000		(4,000)	-	-	-

Issuance of common shares to consultants	2,000,000	2,000		18,000	-	-	20,000

Issuance of common shares for cash	560,000	560		5,040	(5,600)	-	-

Net (loss) for the period	-		-	-	-	(43,992)	(43,992)

Balance, December 31, 2010	6,560,000	$6,560		$19,040	$(5,600)	$(43,992)	$(23,992)

Issuance of common shares for cash	815,000	815		7,335	-	-	8,150

Issuance of common shares for restricted stock	2,000,000	2,000		18,000	-	-	20,000

Receipt of cash for subscribed stock	-	-		-	5,600	-	5,600

Buyback of common shares for cash	(1,075,000)	(1,075)		(9,675)	-	-	(10,750)

Cancellation of returned common stock	(4,000,000)	(4,000)		4,000	-	-	-

Imputed interest	-	-		287	-	-	287

Net (loss) for the period	-	-		-	-	(24,757)	(24,757)

Balance, December 31, 2011	4,300,000	$4,300		$38,987	$-	$(68,749)	$(25,462)

Forgiveness of loan from officer	-	-	12,145	-	-	12,145

Forgiveness of accounts payable – related party	-	-	40,060	-	-	47,215

Forgiveness of loan from shareholder	-	-	7,155	-	-	12,145

Imputed interest	-	-	272	-	-	272

Net (loss) for the period	-	-	-	-	(34,170)	(34,170)

Balance, December 31, 2011	4,300,000	$4,300	$98,619	$-	$(102,919)	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the 12 months ended 12/31/12	For the 12 months ended 12/31/11	Cumulative from 6/28/10 (inception) to 12/31/12
Cash flows from operating activities:
Net (loss)	$(34,170)	$(24,757)	$(102,919)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	-	20,000
Imputed interest on related party loan	272	287	559
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	33,898	(3,675)	54,215
Net cash (used in) operating activities	-	(28,145)	(28,145)

Cash flows from investing activities:
Proceeds from sale of asset (Blue Water common stock)	-	13,000	13,000
Net cash provided by investing activities	-	13,000	13,000

Cash flows from financing activities:
Proceeds from common stock subscribed	-	5,600	5,600
Proceeds from loan from officer	-	12,250	12,250
Repayment of loan from officer	-	(105)	(105)
Repurchase of common stock	-	(10,750)	(10,750)
Proceeds from issuance of common stock	-	8,150	8,150
Net cash provided by financing activities	-	15,145	15,145

Net increase (decrease) in cash	-	-	-

Cash – beginning of period	-	-	-

Cash – end of period	$-	$-	$-
Non-cash investing and financing activities:
Issuance of common shares to directors	$-	$-	$4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Restricted securities exchanged for accounts payable – related party	-	7,000	7,000
Forgiveness of loan from officer	12,145	-	12,145
Forgiveness of accounts payable	40,060	-	40,060
Forgiveness of loan from shareholder	7,155		7,155
Issuance of common shares for restricted securities received	-	20,000	20,000

Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 – Summary of Significant Accounting Policies

Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations.  Company was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010.  The Company’s business plan calls for the development of a 24-hour radio program that will be transmitted over commercial FM radio spectrum from radio broadcast towers strategically located throughout the Caribbean region and simulcast worldwide over the Internet. The Company's broadcasting studio will be based in St. Maarten, Dutch West Indies.  On July 17, 2012, Company changed its name to China Herb Group Holdings Corporation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the years ended December 31, 2012 and December 31, 2011, and cumulative from June 28, 2010 (inception) to December 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2012 and 2011, the Company had no cash or cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2012, the Company had no investments.

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

As of December 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  For the year ended December 31, 2012 and December 31, 2011, and cumulative from June 28, 2010 (inception) to December 31, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements

 In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and

Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2012, the Company had an accumulated deficit during development stage of ($102,919).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011.  Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them.  As of December 31, 2012 we had no remaining accounts payable and had no remaining holdings in Blue Water.

NOTE 4 – Notes Payable to Officer and Shareholders

As of December 31, 2011 we had notes payable to our former officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, during the year ended December 31, 2012 these debts had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave $40,060 of outstanding accounts payable that the Company owed, which was recorded as contributed capital.

During the year ended December 31, 2012, Chin Yung Kong, the director and shareholder of the Company, paid $7,155 for the Company’s various expenses including legal fee, accounting fee and filing fee. These payments were classified as contributed capital.

NOTE 5 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to December 31, 2012 the Company issued an aggregate of 9,375,000 shares as follows:

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

On September 19, 2011 the Company repurchased 1,075,000 shares of its common stock, which were subsequently cancelled.  These shares were purchased for $10,750, or $0.01 a share.  This purchase was financed by a non-interest bearing demand loan from our former officer and director, Nina Edstrom.  During the twelve months ended December 31, 2012 this note had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On October 13, 2011, two shareholders returned to the Company an aggregate of 4,000,000 shares of restricted common stock.  These shares were subsequently cancelled.

As of December 31, 2012, the Company had 4,300,000 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 was as follows, assuming a 35% effective tax rate:

	For the 12 months ended December 31, 2012	For the 12 months ended December 31, 2011
Current tax provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred tax provision:
Federal
Loss carryforwards	$11,864	$8,656
Change in valuation allowance	(11,864)	(8,565)

Total deferred tax provision	$-	$-

As of December 31, 2012, the Company had approximately $82,360 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 8 – Related Party Transactions

From June 28, 2010 (inception) through June 27, 2012, the Company operated out of office space that was provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

As of December 31, 2011 we had notes payable to our former officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, during the twelve months ended December 31, 2012 these debts had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060’s total outstanding account payables that the Company owed to it. As of December 31, 2012, there is no note payable to any shareholders.

During the year ended December 31, 2012, Chin Yung Kong, the director and shareholder of the Company, paid $7,155 for the Company’s various expenses including legal fee, accounting fee and filing fee. These payments were classified as contributed capital.

NOTE 9 – Subsequent Events

No subsequent events occurred after the date of these financial statements and prior to their issuance, which would require disclosure in these financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2012 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

 We lack sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to the Company.  The Board of Directors is comprised of one (1) member who is also our only executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company; and

•

Documentation of all proper accounting procedures is not yet complete.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by April 28, 2014, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

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

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Name	Age	Position

Qiuping Lu	42	President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
Fumin Feng	47	Vice President, Director
Yubo Zheng	49	Secretary, Director
Chin Yung Kong	60	Director

Qiuping Lu, age 42, graduated from the Accounting Major of Changzhou Industrial Institute in 1991. She was the Accounting Director of Changzhou Nonferrous Metal Factory from 1991 to 1998. She was the Accounting Director of Jiangsu Jiu Jiu Accounting Firm from 1998 to 2003. She was the Board Director of Hong Kong Han Fang Zhen Bao Group Holding Company from 2003 to present.

Fumin Feng, age 47, graduated from the Engineering Design major of Nanjing Science and Technology University in 1987. He was the Chairman of the Board of Jiangsu Nantong Fuyuan Machinery Company, Ltd. From 1987 to 2003. He was the Chairman of the Board of Jiangsu Nantong Fuyuan Investment Fund Management Company, Ltd from 2003 to 2006. He was the Chairman of the Board of Hong Kong Han Fang Zhen Bao Group Holding Company from 2006 to present.

Yubo Zheng, age 48, graduated from Heilongjiang University in 1986. From 1986 to May 1995, he worked in the Sanitary Bureau of Harbin City. From May 1995 to March 2012, he worked in Tianshi Group. From April 2012 to present, he worked in Hong Kong Hanfang Zhenbao Group.

Chin Yung Kong, age 60, resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

Involvement in Legal Proceedings

To the knowledge of the Company, no executive officer or director has been involved in the last ten years in any of the following:

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of  the Company on Form(s) 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that Chin Yung Kong did not file the Form 3 to report his initial beneficial ownership in the Company.

Item 11.  Executive Compensation

Our fiscal year end is December 31.  No compensation has been paid to our officers from inception on June 28, 2010 through December 31, 2012.  We have no plans to begin paying our officers any cash compensation until our business becomes operationally profitable.

Director Compensation

Our fiscal year end is December 31.  No compensation has been paid to our directors from inception on June 28, 2010 through December 31, 2012.  We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.

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

As of April 22, 2013, we had 4,300,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock (1)	Percentage of Class (Common) (2)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Chin Yung Kong Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	2,000,000	46.5%	-0-	0%

Qiuping Lu President, CEO, CFO, Treasurer, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	1,000,000	23.25%	-0-	-0-

Fumin Feng Vice President, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	1,000,000	23.25%	-0-	-0-

All officers and directors as a group (3 person)	4,000,000	93%	-0-	0%

Five Percent Stockholders
Chin Yung Kong Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	2,000,000	46.5%	-0-	0%

Qiuping Lu President, CEO, CFO, Treasurer, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	1,000,000	23.25%	-0-	-0-

Fumin Feng Vice President, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	1,000,000	23.25%	-0-	-0-
All 5% and more stockholders as a group (3 person)	4,000,000	93%	-0-	0%

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

(2) Based on 4,300,000 shares of common stock issued and outstanding as of April 30, 2013

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2012.

Changes in Control

On June 27, 2012, Eric R. Boyer and Nina Edstrom (“Sellers”), who are the major shareholders of the Company, entered into a Share Purchase Agreement with Chin Yung Kong, Qiuping Lu and Fumin Feng (“Purchasers”), under which Sellers sold to Purchasers 4,000,000 shares of common stock of the Company (2,000,000 shares to Chin Yung Kong, 1,000,000 shares to Qiuping Lu and 1,000,000 shares to Fumin Feng), which represented approximately 93% of the total issued and outstanding stock of the Company, for a total purchase price of $159,970.00 (“Total Purchase Price”). As result of this share purchase transaction, Chin Yung Kong, Qiuping Lu and Fumin Feng became the controlling shareholders of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

From June 28, 2010 (inception) through June 27, 2012, the Company operated out of office space that was provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

Our current executive office is located at 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China, which is provided to us free of charge by Ms. Qiuping Lu, our shareholder and director.

As of December 31, 2011 we had notes payable to our former officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060 total outstanding account payables that the Company owed to it. As of December 31, 2012, there is no note payable to any shareholders.

During the year ended December 31, 2012, Chin Yung Kong, the director and shareholder of the Company, paid $7,155 for the Company’s various expenses including legal fee, accounting fee and filing fee. These payments were classified as contributed capital.

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

Director Independence

The OTC Bulletin Board, where our common stock is listed under the trading symbol “CHGH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

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

Because none of our directors  is  an independent director, we do not currently have independent audit or compensation committees.  As a result, our directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

	For the fiscal year ended December 31, 2012	From June 28, 2010 (inception) through December 31, 2011

Audit Fees	$6,000	$7,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of the Company, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

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

May 1, 2013