Form 10-K/A
period 2012-12-31
China Herb Group Holdings Corp
filed 2013-05-10
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

YES [X] NO  [  ]

The aggregate market value of the voting and non-voting stock (300,000 shares of common stock) held by non-affiliates of the registrant, as of April 22, 2013, was $0, computed by reference to the stock price of $0.00 per share on April 22, 2013.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,300,000 Shares of Common Stock, as of April 22, 2013.

_________________________________________________________________________________________________

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to  China Herb Group Holdings Corporation's Form 10-K (the “Report”) for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on May 1, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

Item 15.  Exhibits, Financial Statements Schedules

The following documents are filed as a part of this Amendment to Annual Report:

(3)

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002
101**

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS**** XBRL Instance
101.SCH**** XBRL Taxonomy Extension Schema
101.CAL**** XBRL Taxonomy Extension Calculation
101.DEF**** XBRL Taxonomy Extension Definition
101.LAB**** XBRL Taxonomy Extension Labels
101.PRE**** XBRL Taxonomy Extension Presentation

* Incorporated by our Registration Statement on Form S-1/A filed October 12, 2010.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

China Herb Group Holdings Corporation
(Registrant)

By:

/s/ Qiuping Lu

               Qiuping Lu

President, Director, CEO, CFO

Date:

May 10, 2013