Form 10-Q
period 2013-03-31
China Herb Group Holdings Corp
filed 2013-05-16
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

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

YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,300,000 Shares of Common Stock, as of May 06, 2013.

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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURE

ITEM 1.  FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	March 31, 2013	December 31, 2012

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Total liabilities:	$-	$-

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,300,000 and 4,300,000 shares issued and outstanding, respectively	4,300	4,300
Additional paid-in capital	101,619	98,619
(Deficit) accumulated during the development stage	(105,919)	(102,919)

Total stockholders’ (deficit)	-	-

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 3/31/13	For the three months ended 3/31/12	For the period from 6/28/10 (inception) to 3/31/13

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	-	134	2,328
Legal consulting fees	-	15,000	82,180
Accounting fees	3,000	2,000	13,000
Transfer agent fees	-	650	7,852
Total expenses	3,000	17,784	105,360

(Loss) from operations	(3,000)	(17,784)	(105,360)

Other income (expense):
Interest expense	-	272	559
Total other income (expense)	-	272	559

Provision for income taxes	-	-	-

Net income (loss)	$(3,000)	$(18,056)	$(105,919)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,300,000	4,300,000

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended 3/31/13	For the three months ended 3/31/12	Cumulative from 6/28/10 (inception) to 3/31/13
Cash flows from operating activities:
Net (loss)	$(3,000)	$(18,056)	$(105,919)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued in connection with services provided by consultants	-	-	20,000
Imputed interest on related party loan		272	559
Expenses paid with capital contribution	3,000	-	3,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	17,784	54,215
Net cash provided (used) by operating activities	-	-	(28,145)

Cash flows from investing activities:
Proceeds from sale of asset (Blue Water common stock)	-	-	13,000

Net cash provided (used) by investing activities	-	-	13,000

Cash flows from financing activities:
Proceeds from common stock subscribed	-	-	5,600
Proceeds from loan from officer	-	-	12,250
Repayment of loan from officer	-	-	(105)
Repurchase of common stock	-	-	(10,750)
Proceeds from issuance of common stock	-	-	8,150

Net cash provided (used) by financing activities	-	-	15,145

Net increase (decrease) in cash	-	-	-

Cash – beginning of period	-	-	-

Cash – end of period	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common shares to directors	$-	$-	$4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Restricted securities exchanged for accounts payable	-	-	7,000
Forgiveness of loan from officer	-	12,145	12,145
Forgiveness of accounts payable	-	-	40,060
Forgiveness of loan from shareholder	-		7,155
Issuance of common shares for restricted securities received	-	-	20,000
	$-	$12,145	$95,960
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2013, Statements of Operations for the three months ended March 31, 2013 and March 31, 2012, and cumulative from June 28, 2010 (Inception) to March 31, 2013, and the Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and cumulative from June 28, 2010 (Inception) to March 31, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2013 and its results of operations and its cash flows for the period ended March 31, 2013 and cumulative from June 28, 2010 (inception) to March 31, 2013.  The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations.  The Company was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010.  The Company’s business plan calls for the development of a 24-hour radio program that will be transmitted over commercial FM radio spectrum from radio broadcast towers strategically located throughout the Caribbean region and simulcast worldwide over the Internet. The Company’s broadcasting studio will be based in St. Maarten, Dutch West Indies. On July 17, 2012, the Company changed its name to China Herb Group Holdings Corporation.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2013 and March 31, 2012, and cumulative from June 28, 2010 (inception) to March 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2013, the Company had no cash or cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2013, the Company had no investments.

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

As of March 31, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 and March 31, 2012, and cumulative from June 28, 2010 (inception) to March 31, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2013, the Company had an accumulated deficit during development stage of ($105,919).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011.  Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them.  As of March 31, 2013 we had no remaining accounts payable and had no remaining holdings in Blue Water.

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

During three months ended March 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $3,000 for the Company’s accounting fee. These payments were classified as contributed capital.

NOTE 5 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to March 31, 2013 the Company issued an aggregate of 9,375,000 shares as follows:

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

On September 19, 2011 the Company repurchased 1,075,000 shares of its common stock, which were subsequently cancelled.  These shares were purchased for $10,750, or $0.01 a share.  This purchase was financed by a non-interest bearing demand loan from our sole officer and director, Nina Edstrom.  During the three months ended March 31, 2013 this note had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On October 13, 2011, two shareholders returned to the Company an aggregate of 4,000,000 shares of restricted common stock.  These shares were subsequently cancelled.

As of March 31, 2013, the Company had 4,300,000 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to March 31, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the three months ended March 31, 2013		For the period June 28, 2010 (inception) to March 31, 2013
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$105,919		$102,919
Change in valuation allowance	(105,919)		(102,919)

Total deferred tax provision	$-		$-

As of March 31, 2013, the Company had approximately $105,919 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to March 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 8 – Related Party Transactions

From June 28, 2010 (inception) through June 27, 2012, the Company operated out of office space that was provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

For the three months ended March 31, 2013 and cumulative from June 28, 2010 (inception) to March 31, 2013 the Company’s rent expense was zero.  This is because of the minimal level of operating activities that have transpired during this period of time.

As of December 31, 2011 we had notes payable to our sole officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, during the three months ended March 31, 2013 these debts had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060’s total outstanding account payables that the Company owed to it. As of March 31, 2013, there is no note payable to any shareholders.

During the three months ended March 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $3,000 for the Company’s accounting fee. These payments were classified as contributed capital.

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

NOTE 10 – Subsequent Events

None through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated May 1, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 1, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

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

Status as a Shell Company

As of March 31, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three Months Ended March 31, 2013 and March 31, 2012

Revenues.  As of March 31, 2013, we have not generated any revenues and remain a development stage company.

Net Loss.  We had a net loss of ($3,000) for the three months ended March 31, 2013 compared to a net loss of ($18,056) for the same period a year ago.  This represents a decrease in net loss of $15,056.  Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2013 were $3,000 compared to $17,784 for the same period a year ago.  This represents a decrease in operating expenses of $14,784.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Other income (expenses).  During the three months ended March 31, 2013 we recorded $0 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Company’s financial statements under additional paid-in capital.

Cumulative During the Development Stage – June 28, 2010 (inception) through March 31, 2013

For ease of reading we refer to the period of June 28, 2010 (inception) through March 31, 2013 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($105,919) during the Developmental Period.  This net loss was primarily attributable to organizational costs related to our formation, an offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $105,360.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Development Period we recorded $559 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Company’s financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was NIL as of March 31, 2013.

Accounts Payable and Accrued Expenses.  On June 27, 2012, and in conjunction with a Share Purchase Agreement executed on the same date, Taurus Financial Partners, LLC, an independent service provider, voluntarily forgave $40,060 in accrued accounts payable.  The forgiven accounts payable were recorded in Company’s financial statements under additional paid-in capital.  As of March 31, 2013, Company had no accounts payable or other outstanding liabilities.

Liquidity and Capital Resources

On June 27, 2012, in connection with the share purchase transaction in which Eric R. Boyer and Nina Edstrom sold to Chin Yung Kong, Qiuping Lu and Fumin Feng 4,000,000 shares of common stock of the Company (2,000,000 shares to Chin Yung Kong, 1,000,000 shares to Qiuping Lu and 1,000,000 shares to Fumin Feng), Taurus Financial Partners, LLC forgave the $40,060’s total outstanding account payables that the Company owed to it, which represented all the outstanding liabilities of the Company as of June 27, 2012.  As the result of such transaction, as of March 31, 2013, we had no assets and no liabilities.

We expect to incur continued losses over the remainder of the fiscal year ending December 31, 2013, possibly even longer.  As of March 31, 2013, we have no assets or cash on hand.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated May 1, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 1, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2013 and March 31, 2012, and cumulative from June 28, 2010 (inception) to March 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2013, the Company had no cash or other assets.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2013, the Company had no investments.

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

As of March 31, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 and March 31, 2012, and cumulative from June 28, 2010 (inception) to March 31, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

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

Contractual Obligations

As of March 31, 2013, the Company had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K and our quarterly report filed with SEC on Form 10-Q.  These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2013, have not been remedied.

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

May 16, 2013