Form 10-Q
period 2013-06-30
China Herb Group Holdings Corp
filed 2013-08-13
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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

YES [X]  NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,300,000 Shares of Common Stock, as of August 1, 2013.

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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits
SIGNATURE

ITEM 1.  FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES

TOTAL LIABILITIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 25,000,000 shares authorized, 4,300,000 shares issued and outstanding June 30, 2013 and December 31, 2012, respectively	4,300	4,300
Additional paid in capital	102,619	98,619
Deficit accumulated during the development stage	(106,919)	(102,919)

TOTAL STOCKHOLDERS'S DEFICIT	-	-

TOTAL LIABILITIES AND STOCKHOLDERS'S DEFICIT	$-	$-

See accompanying notes to consolidated financial statements

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	The three months ended June 30,		The six months ended June 30,		June 28,2010(Inception) to
	2013	2012	2013	2012	June 30, 2013

OPERATING EXPENSES
General and administrative expenses	-	9	-	143	2,328
Legal consulting fees	-	7,500	-	22,500	82,180
Accounting fees	1,000	1,000	4,000	3,000	14,000
Transfer agent fees	-	450	-	1,100	7,852
Total expenses	1,000	8,959	4,000	26,743	106,360

OPERATING LOSS	(1,000)	(8,959)	(4,000)	(26,743)	(106,360)

Interest expense	-	-	-	272	559

NET LOSS	(1,000)	(8,959)	(4,000)	(27,015)	(106,919)

Net loss per share:
Net loss per share, Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding, Basic and diluted	4,300,000	4,300,000	4,300,000	4,300,000

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

The six months ended June 30,			June 28,2010(Inception) to
2013		2012	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(4,000)	$(27,015)	$(106,919)
Adjustments to reconcile net loss to net cash useed in operating activities:
Common stock issued in connection with services provided by consultants	-	-	20,000
Imputed interest on related party loan	-	272	559
Expenses paid with capital contribution	4,000	-	4,000

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	26,743	54,215
NET CASH USED IN OPERATING ACTIVITIES	-	-	(28,145)

INVESTING ACTIVITIES:
Proceeds from sale of asset (Blue Water common stock)	-	-	13,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	13,000

FINANCING ACTIVITIES:
Proceeds from common stock subscribed			5,600
Proceeds from loan from officer			12,250
Repayment of loan from officer	-	-	(105)
Repurchase of common stock	-	-	(10,750)
Proceeds from issuance of common stock			8,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	15,145

NET CHANGE IN CASH	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common shares to directors	-	-	4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Restricted securities exchanged for accounts payable	-	-	7,000
Forgiveness of loan from officer	-	12,145	12,145
Forgiveness of accounts payable	-	40,060	40,060
Forgiveness of loan from shareholder	-	-	7,155
Issuance of common shares for restricted securities received	-	-	20,000
	$-	$52,205	$95,960

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

NOTE 1 – Organization

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

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2013, Statements of Operations for the three months and six months ended June 30, 2013 and June 30, 2012, and cumulative from June 28, 2010 (Inception) to June 30, 2013, and the Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012, and cumulative from June 28, 2010 (Inception) to June 30, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2013 and its results of operations and its cash flows for the period ended June 30, 2013 and cumulative from June 28, 2010 (inception) to June 30, 2013.  The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the six months ended June 30, 2013 and June 30, 2012, and cumulative from June 28, 2010 (inception) to June 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2013, the Company had no cash or cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2013, the Company had no investments.

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

As of June 30, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months and six months ended June 30, 2013 and June 30, 2012, and cumulative from June 28, 2010 (inception) to June 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 3 – Development Stage Activities and Going Concern

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2013, the Company had an accumulated deficit during development stage of ($106,919).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – Share Exchange and Subsequent Sale of Blue Water Restaurant Group, Inc. Common Stock Holdings

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

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011.  Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them.  As of June 30, 2013 we had no remaining accounts payable and had no remaining holdings in Blue Water.

NOTE 5 – Notes Payable to Officer and Shareholders

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

During six months ended June 30, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $4,000 for the Company’s accounting fee. These payments were classified as contributed capital.

NOTE 6 – Common Stock

The total number of common shares authorized that may be issued by the Company is 25,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to June 30, 2013 the Company issued an aggregate of 9,375,000 shares as follows:

•4,000,000 shares to its directors as Founder’s Shares;

•2,000,000 shares to a consultant for total consideration of $20,000, or $0.01 per share, based on the value of the services performed;

•1,375,000 shares in exchange for aggregate cash consideration of $13,750, or $0.01 per share;

•2,000,000 shares in exchange for 2,000,000 shares of restricted common stock in Blue Water Restaurant Group, Inc. (“Blue

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

As of June 30, 2013, the Company had 4,300,000 shares of its common stock issued and outstanding.

NOTE 7– Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 8 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to June 30, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the six months ended June, 2013		For the period June 28, 2010 (inception) to June 30, 2013
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$106,919		$106,919
Change in valuation allowance	(106,919)		(106,919)

Total deferred tax provision	$-		$-

As of June 30, 2013, the Company had approximately $106,919 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2013.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to June 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 9 – Related Party Transactions

From June 28, 2010 (inception) through June 27, 2012, the Company operated out of office space that was provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

For the six months ended June 30, 2013 and cumulative from June 28, 2010 (inception) to June 30, 2013 the Company’s rent expense was zero.  This is because of the minimal level of operating activities that have transpired during this period of time.

As of December 31, 2011 we had notes payable to our sole officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, during the six months ended June 30, 2013 these debts had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060’s total outstanding account payables that the Company owed to it. As of June 30, 2013, there is no note payable to any shareholders.

During the six months ended June 30, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $4,000 for the Company’s accounting fee. These payments were classified as contributed capital.

NOTE 9 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Status as a Shell Company

As of June 30, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three and Six Months Ended June 30, 2013 and June 30, 2012

Revenues.  As of June 30, 2013, we have not generated any revenues and remain a development stage company.

Net Loss.  We had a net loss of ($1,000) for the three months ended June 30, 2013 compared to a net loss of ($8,959) for the same period a year ago.  This represents a decrease in net loss of $7,959. We had a net loss of ($4,000) for the six months ended June 30, 2013 compared to a net loss of ($27,015) for the same period a year ago.  This represents a decrease in net loss of $23,015. Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2013 were $1,000 compared to $8,959 for the same period a year ago.  This represents a decrease in operating expenses of $7,959.  We incurred total operating expenses of $4,000 for the six months ended June 30, 2013 compared to $26,743 for the same period a year ago.  This represents a decrease in operating expenses of $22,743. Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Other income (expenses).  During the three months and six months ended June 30, 2013 we recorded $0 and $0 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Company’s financial statements under additional paid-in capital.

Cumulative During the Development Stage – June 28, 2010 (inception) through June 30, 2013

For ease of reading we refer to the period of June 28, 2010 (inception) through June 30, 2013 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($106,919) during the Developmental Period.  This net loss was primarily attributable to organizational costs related to our formation, an offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $106,360.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Development Period we recorded $559 in imputed interest expenses related to a note outstanding payable to our sole officer and director.  This note was formally forgiven on March 1, 2012.  Both the accrued imputed interest and forgiven balance of the note outstanding were recorded in Company’s financial statements under additional paid-in capital.

Total Stockholders’ Deficit.  Our stockholders’ deficit was NIL as of June 30, 2013.

Accounts Payable and Accrued Expenses.  On June 27, 2012, and in conjunction with a Share Purchase Agreement executed on the same date, Taurus Financial Partners, LLC, an independent service provider, voluntarily forgave $40,060 in accrued accounts payable.  The forgiven accounts payable were recorded in Company’s financial statements under additional paid-in capital.  As of June 30, 2013, Company had no accounts payable or other outstanding liabilities.

Liquidity and Capital Resources

On June 27, 2012, in connection with the share purchase transaction in which Eric R. Boyer and Nina Edstrom sold to Chin Yung Kong, Qiuping Lu and Fumin Feng 4,000,000 shares of common stock of the Company (2,000,000 shares to Chin Yung Kong, 1,000,000 shares to Qiuping Lu and 1,000,000 shares to Fumin Feng), Taurus Financial Partners, LLC forgave the $40,060’s total outstanding account payables that the Company owed to it, which represented all the outstanding liabilities of the Company as of June 27, 2012.  As the result of such transaction, as of June 30, 2013, we had no assets and no liabilities.

We expect to incur continued losses over the remainder of the fiscal year ending December 31, 2013, possibly even longer.  As of June 30, 2013, we have no assets or cash on hand.

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

Off –Balance Sheet Operations

As of June 30, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2013 and June 30, 2012, and cumulative from June 28, 2010 (inception) to June 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2013, the Company had no cash or other assets.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2013, the Company had no investments.

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

As of June 30, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended June 30, 2013 and June 30, 2012, and cumulative from June 28, 2010 (inception) to June 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Contractual Obligations

As of June 30, 2013, the Company had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K and our quarterly report filed with SEC on Form 10-Q.  These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2013, have not been remedied.

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

August 13, 2013