Form 10-K
period 2013-12-31
China Herb Group Holdings Corp
filed 2014-04-09
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

505 West 8th Avenue, Suite 16

Arizona 85205

 (Address of principal executive offices and zip code)

Phone: 1 (480) 525-3241

 (Registrant’s telephone number, including area code)

Copy of Communications To:

Feinstein Law, P.A.

5447 Haines RD N Suite 140

Saint Petersburg, FL 33714

(619)990-7491

todd@feinsteinlawfirm.com

http://www.feinsteinlawfirm.com

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

YES [X] NO  [  ]

The aggregate market value of the voting and non-voting stock (300,000 shares of common stock) held by non-affiliates of the registrant, as of June 30, 2013, was $0, computed by reference to the stock price of $0.00 per share on June 30, 2013.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,443,119 Shares of Common Stock, as of March 29, 2014.

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

Item 1.  Business

Overview of Our Business

We were incorporated on June 28, 2010 in the State of Nevada.  Our plan was to become a successful commercial FM radio broadcaster.  Our current plan is to become a successful global medical and spa Company within an industry that has been on a rocket trajectory. The wellness and spa business segment alone  increased from $60 billion in revenues, in 2007, to $78 billion in 2013. The fastest growing market segment has been the Orient based spas, which have seen a 20 per cent growth in annual revenues during this period. This segment is also projected to increase revenues by an additional 9.1 per cent by year 2017.

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

We are authorized to issue up to 75  million (75,000,000) shares of capital stock; seventy  million (70,000,000) shares of which are designated as common stock, $0.001 par value, and five million (5,000,000) shares designated as preferred stock, $0.001 par value.  Shares of our preferred stock can be designated by the Board of Directors in one or more classes with voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as deemed appropriate by the Board of Directors.

Industry Background

The growing stresses of modern living and the rise of chronic ailments are among  the many 21st century forces fueling the Medical and Day Spa Industry. In addition, people find themselves looking for a change in their diminished limited time off and are demanding destinations that deliver physical, emotional , spiritual , environmental health with of course enjoyment.

The medical and global spa industry combination we we intend to pursue have been on a rocket trajectory, increasing from $160 billion in revenues, in 2007, to an estimated  $1988 billion in 2013. For the spas, the fastest growing market segment has been the Orient based spas, which have seen a 20 per cent growth in annual revenues during this period. This segment is also projected to increase revenues by an additional 9.1 per cent by year 2017. For the medical market the growth is in USA, Europe, and the world market in general.

North America and Europe dominate the Non Invasive, No Medication and Day Spa market with well educated , affluent , middle aged consumers. United States , Germany , France , Austria , Switzerland drive this growth and represent 41 per cent of customer traffic world-wide. Combined they accounted for 285 million spa visits in 2013, with an average of $ 87 dollars spent per visit spent. The U.S. market has grown from $13.4 billion, in 2011, to $14 billion, in 2012 and  estimated 2013 is in exceed $15 billion. Fueling these numbers is the amazing spa visits in the U.S. which numbered 166 million in 2013, an increase of 2.5 per cent from previous year.

This steady growth is attributed to the industry’s creative marketing approach. These efforts have been backed by some discounting but mainly focus on changing the perception of day spas begin in wellness rather than a luxury that is limited to a few. One of the more successful of these strategies has been targeting men and bringing them into the spa experience.  Men accounted for less than 2 per cent of spa visits in 2005 but that number has grown to 12 per cent. Men have also proven to be very good consumers of spa products, purchasing $240 million worth of products in 2013. Other creative marketing strategies include spa dates, mother daughter day, men only days and spa bridal showers. The aging population worldwide and the health issues that need to be addressed makes the rest of the market.

The industry has also learned to embrace the technology information age with the creation of multiple applications on both the Android and Apple platforms which direct customers to a medical and spa capabilities which fits their needs. For instance, sites like www.spafinder.com enables spas to advertise their services and allows the consumer a wide choice in picking out the experience they desire. In the last year, media outlets such as CBS, ABC, and Fox News have run pieces on the various medical and spa experience which describe it as THE NEW PATH TO FULL BODY WELLNESS.

Medical Centers and Spas have also been on the forefront in the development of many specialty beauty products. These range from rejuvenation products and anti aging cleansers , moisturizers, masks, soaps and body oils.  With these private label lines medical centers and spas have seen their revenue increase by 12 to 22 per cent in 2012.

U.S. and Europe show combined spa revenue increases of 4.3 per cent f to an outlook of 9.1 per cent by 2017. The industry is on steady ground with respect to revenue and growth. In addition to the aggressive marketing platform created, spas have become part of the wellness revolution taking hold in society. Medical Centers that offer faster healing, treating pain with no medication and other benefits only add to the growth.

Competition

The company is doing an extensive market research into the eastern medicine, spas, and medical devices that support both to stay ahead of the competition. Major US companies include destination spa chains Canyon Ranch and Golden Door, massage clinic franchise Massage Envy, day spa franchise Woodhouse Spa, and Steiner Leisure, which operates spas on cruise ships and at resorts and hotels.

Plan of Operations

We plan on expanding in the Asian, developing North America and Europe dominate the Non Invasive, No Medication and Day Spa market through various acquisitions in the specific markets. We expect to acquire one or more successful companies within in USA and East Asia, and expand the knowledge and technology in the worldwide.

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  We believe we need to raise a minimum of $20 Million to commence operations and meet our minimal working capital needs over the next 12 months.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

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

Long-Term Plan (5 Years)

Over the next five years our growth and expansion will focus primarily on the following:

•

Identifying companies for acquisition in the east Asian market

•

Acquisition of one or more revenue companies in Asia and USA

•

Providing growth capital to the acquisitions

•

 Explore and expand in other market areas.

Sales and Marketing

Because our primary source of revenue will be from the medical and spa markets, we expect the first hires to be  people with significant experience in our industry.

Financing

We are in the process of raising equity capital to cover our initial capital requirements.  Once we begin we intend to seek other sources of equity financing on favorable terms to satisfy our growth and expansion plans.  However, there are no assurances that any such financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our cash requirements during the initial stages of our business development.

Government Regulation

The Company intends to comply with any and all laws of the regions and countries we plan to make the acquisitions and expand our operations.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on June 28, 2010. However, we intend to conduct proper marketing and R&D research for all of our products and services. This will be needed to sustain the current and ongoing expansions of the product lines we intend to acquire, and to and to offer more new and enhanced products within the product lines we intend to acquire and expand.

Patents and Trademarks

We do not own nor have we applied, either legally or beneficially, for any patents or trademarks. However, the company intends to be innovative and we expect number of patents or trademarks in the future.

Employees

As of December 31, 2013, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our officers and directors. The planned acquisitions are expected to change this and make the company reasonable size employer.

Stock Transfer Agent

Island Stock Transfer

Roosevelt Office Center

15500 Roosevelt Blvd., Ste. 301

Clearwater, FL  33760

(727) 289-0010 Phone

(727) 289-0069 Fax

www.islandstocktransfer.com

Executive Offices and Telephone Number

In addition to the office in Cina, the company opened an office in Mesa, Arizona. The company is doing proper market research for possible acquisitions in USA and Asia. The office in Arizona is at:

505 w 8th Avenue, Suite 16

Mesa, Az 85210.

Phone:

(480) 525-3241

Fax:

(888) 599-0831

Our office and main telephone number in China is:

4th Floor, Airport Industrial Park Business Center,

No.35 Changjiang South Road, New District,

Wuxi City, Jiangsu Province, China

Phone:  +86-13861101616

This space in China is provided to us free of charge by Ms. Qiuping Lu, our shareholder and director.  If Ms. Lu decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a market cost.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company does not own office or manufacturing space or equipment.

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

1)

Any bankruptcy petitions within two (2) years prior to that time;

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

Fiscal 2013
	High	Low
First Quarter ended March 31	N/A	N/A
Second Quarter ended June 30	N/A	N/A
Third Quarter ended September 31	N/A	N/A
Fourth Quarter ended December 31	N/A	N/A
Fiscal 2012
	High	Low
First Quarter ended March 31	N/A	N/A
Second Quarter ended June 30	N/A	N/A
Third Quarter ended September 31	N/A	N/A
Fourth Quarter ended December 31	N/A	N/A

Holders of our Common Stock

As of March 29, 2014, there were 46 registered stockholders holding 36,443,119 shares of our common stock issued and outstanding.

Common Stock

Our Articles of Incorporation authorize us to issue up to 75,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

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

As of March 29, 2014, there were 46 registered stockholders holding 36,443,119 shares of our common stock issued and outstanding.

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

As of March 29, 2014, we had no shares of preferred stock issued or outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 29, 2014, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since June 28, 2010 (inception):

On August 16, 2013, we issued 125,000 shares of common stock to 6 individuals for the price of $0.001 per share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On Nov 20, 2013, we issued 16,018,119 shares of common stock to 35 individuals for the price of $0.001 per share.   In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On Nov 21, 2013, we issued 16,000,000 shares of common stock to Chin Yung Kong, Qiuping Lu and Fumin Feng for the price of $0.001 per share. In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

Status as a Shell Company

As of December 31, 2013, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

The year Ended December 31, 2013 and 2012

Revenues.  As of December 31, 2013, we have not generated any revenues and remain a development stage company.

Net Loss.  We had a net loss of $21,314 for the year ended December 31, 2013 compared to a net loss of $34,170 for the year of 2012. This represents a decrease in net loss of $12,856. Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Operating Expenses.  Our total operating expenses for the year ended December 31, 2013 were $20,450 compared to $33,898 for the year of 2012. This represents a decrease in operating expenses of $13,448. Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Other income (expenses).  During the year ended December 31, 2013 we recorded $864 in imputed interest expenses related to a note outstanding related to due to related party balance. The interest expense for the year ended December 31, 2012 was $272.

Cumulative During the Development Stage – June 28, 2010 (inception) through December 31, 2013

For ease of reading we refer to the period of June 28, 2010 (inception) through December 31, 2013 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of $124,233 during the Developmental Period.  This net loss was primarily attributable to organizational costs related to our formation, an offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $122,810.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Development Period we recorded $1,423 in imputed interest expenses related to a note outstanding related to due to related party balance.

Total Stockholders’ Equity.  Our stockholders’ equity was $11,693 as of December 31, 2013.

Accounts Payable and Accrued Expenses.  On June 27, 2012, and in conjunction with a Share Purchase Agreement executed on the same date, Taurus Financial Partners, LLC, an independent service provider, voluntarily forgave $40,060 in accrued accounts payable.  The forgiven accounts payable were recorded in Company’s financial statements under additional paid-in capital.  As of December 31, 2013, Company shows accounts payable or other outstanding liabilities of $20,450.

Liquidity and Capital Resources

On June 27, 2012, in connection with the share purchase transaction in which Eric R. Boyer and Nina Edstrom sold to Chin Yung Kong, Qiuping Lu and Fumin Feng 4,000,000 shares of common stock of the Company (2,000,000 shares to Chin Yung Kong, 1,000,000 shares to Qiuping Lu and 1,000,000 shares to Fumin Feng), Taurus Financial Partners, LLC forgave the $40,060 total outstanding account payables that the Company owed to it, which represented all the outstanding liabilities of the Company as of June 27, 2012.  As of December 31, 2013, we had $20,450 in liabilities.

We expect to incur continued losses over the remainder of the fiscal year ending December 31, 2014, possibly even longer.  As of December 31, 2013, we had $32,143 cash or cash equivalents proceeded from issuance of common shares in the escrow account.

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

Off –Balance Sheet Operations

As of December 31, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Company’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2013 and for the period June 28, 2010 (inception) to December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2013, the Company had  no  cash equivalents.

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

As of December 31, 2013 and 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 28, 2010 (inception) to December 31, 2013 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period June 28, 2010 (inception) to December 31, 2013, we did not realize any revenue.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

Contractual Obligations

As of December 31, 2013 and 2012 the Company had no contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Herb Group Holdings Corporation (formerly Island Radio, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of China Herb Group Holdings Corporation (formerly Island Radio, Inc. - a Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from June 28, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Herb Group Holdings Corporation (formerly Island Radio, Inc. - a Development Stage Company) as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 9, 2014

2

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$32,143	$-
TOTAL ASSETS	$32,143	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$450
Due to related party	20,000	-
TOTAL LIABILITIES	20,450	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $.001 par value, 75,000,000 shares authorized, 36,443,119 and 4,300,000 shares issued and outstanding December 31, 2013 and 2012, respectively	36,443	4,300
Additional paid in capital	99,483	98,619
Deficit accumulated during the development stage	(124,233)	(102,919)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,693	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,143	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM JUNE 28, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

	The year ended December 31,		June 28, 2010 (Inception) to
	2013	2012	December 31, 2013

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative	-	1,298	2,328
Legal consulting fees	14,000	27,500	96,180
Accounting fees	6,000	4,000	16,000
Transfer agent fees	450	1,100	8,302
Total expenses	20,450	33,898	122,810

Loss from operations	(20,450)	(33,898)	(122,810)

Other expense:
Interest expense	(864)	(272)	(1,423)
Total other expense	(864)	(272)	(1,423)

Provision for income taxes	-	-	-

NET LOSS	$(21,314)	$(34,170)	$(124,233)

Net loss per common share,
basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	7,894,844	4,300,000

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM JUNE 28, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013

			Additional	Common	Accumulated Deficit
	Common Stock		Paid-In	Stock	During the	TOTAL
	Shares	Amount	Capita	Subscription	Development Stage

Balance at June 28, 2010(Inception)	-	$-	$-	$-	$-	$-

Common stock issued to founders	4,000,000	4,000	(4,000)	-	-	-
Common stock issued to consultants	2,000,000	2,000	18,000	-	-	20,000
Common stock issued for cash	560,000	560	5,040	(5,600)	-	-
Net loss	-	-	-	-	(43,992)	(43,992)

Balance at December 31, 2010	6,560,000	$6,560	$19,040	$(5,600)	$(43,992)	$(23,992)

Common stock issued for cash	815,000	815	7,335	-	-	8,150
Common stock issued for restricted stock	2,000,000	2,000	18,000	-	-	20,000
Receipt of cash for subscribed stock	-	-	-	5,600	-	5,600
Buyback of common shares for cash	(1,075,000)	(1,075)	(9,675)	-	-	(10,750)
Cancellation of returned common stock	(4,000,000)	(4,000)	4,000	-	-	-
Imputed interest	-	-	287	-	-	287
Net loss	-	-	-	-	(24,757)	(24,757)

Balance at December 31, 2011	4,300,000	$4,300	$38,987	$-	$(68,749)	$(25,462)

Forgiveness of loan from officer	-	-	12,145	-	-	12,145
Forgiveness of accounts payable – related party	-	-	40,060	-	-	40,060
Forgiveness of loan from shareholder	-	-	7,155	-	-	7,155
Imputed interest	-	-	272	-	-	272
Net loss	-	-	-	-	(34,170)	(34,170)

Balance at December 31, 2012	4,300,000	$4,300	$98,619	$-	$(102,919)	$-

Common stock issued for cash	32,143,119	32,143	-	-	-	32,143
Imputed Interest	-	-	864	-	-	864
Net Loss	-	-	-	-	(21,314)	(21,314)

Balance at December 31, 2013	36,443,119	$36,443	$99,483	$-	$(124,233)	$11,693

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31,2013 AND 2012 AND FOR THE PERIOD FROM JUNE 28, 2010 (INCEPTION) THROUGH DECEMBER 31, 2013
	The year ended December 31,		Cumulative from June 28, 2010 (Inception) to
	2013	2012	December 31,2013
OPERATING ACTIVITIES:
Net loss	$(21,314)	$(34,170)	$ (124,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in connection with services provided by consultants	-	-	20,000
Imputed interest on related party loan	864	272	1,423
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	450	33,898	54,665
NET CASH USED IN OPERATING ACTIVITIES	(20,000)	-	(48,145)

INVESTING ACTIVITIES:
Proceeds from sale of asset (Blue Water common stock)	-	-	13,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	13,000

FINANCING ACTIVITIES:
Proceeds from common stock subscribed	-	-	5,600
Proceeds from loan from officer	20,000	-	32,250
Repayment of loan from officer	-	-	(105)
Repurchase of common stock	-	-	(10,750)
Proceeds from issuance of common stock	32,143	-	40,233
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,143	-	67,288
NET CHANGE IN CASH	32,143	-	32,143
Cash, beginning of period	-	-	-
Cash, end of period	$ 32,143	$ -	$ 32,143

Non-cash investing and financing activities:
Issuance of common shares to directors	$ -	$ -	$ 4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Restricted securities exchanged for accounts payable	-	-	7,000
Forgiveness of loan from officer	-	12,145	12,145
Forgiveness of accounts payable	-	40,060	40,060
Forgiveness of loan from shareholder	-	7,155	7,155
Issuance of common shares for restricted securities received	-	-	20,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

FORMERLY KNOWN AS “ISLAND RADIO, INC.”

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations.  The Company was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010.   Our plan was to become a successful commercial FM radio broadcaster.  Our current plan is to become a successful global medical and spa Company within an industry that has been on a rocket trajectory, increasing from $60 billion in revenues, in 2007, to $78 billion in 2013. The fastest growing market segment has been the Orient based spas, which have seen a 20 per cent growth in annual revenues during this period. This segment is also projected to increase revenues by an additional 9.1 per cent by year 2017.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the year ended December 31, 2013 and 2012, and cumulative from June 28, 2010 (inception) to December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  There was no cash or equivalent at the end of December 31, 2012. As of December 31, 2013, the Company had  no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2013, and 2012 the Company had no investments.

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

As of December 31, 2013 and 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
2013	-	-	-	-
2012	-	-	-	-
Totals

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the year ended December 31, 2013 and 2012, and cumulative from June 28, 2010 (inception) to December 31, 2013, the Company had no dilutive financial instruments issued or outstanding.

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

The Company maintains a valuation allowance with respect to deferred tax assets.  Island Radio establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

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

As of December 31, 2013, we had $32,143 cash or cash equivalents proceeded from issuance of common shares in the escrow account. We presently are exploring other such sources of funding. Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2013, the Company had an accumulated deficit during development stage of ($124,233).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011.  Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total.  Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable.  All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them.  As of December 31, 2013 we had no remaining accounts payable due to Taurus and had no remaining holdings in Blue Water.

NOTE 5 – Notes Payable to Officer and Shareholders

As of December 31, 2011 we had notes payable to our former officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.  Additionally, these debts had accrued total $559 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave $40,060 of outstanding accounts payable that the Company owed, which was recorded as due to related party.

During the year ended December 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $20,000 for the Company’s expense. These payments were classified as  due to related party. Imputed interst of $864 was recorded for the year ended December 31, 2013.

NOTE 6 – Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to December 31, 2011 the Company issued an aggregate of 9,375,000 shares as follows:

·4,000,000 shares to its directors as Founder’s Shares;

·2,000,000 shares to a consultant for total consideration of $20,000, or $0.01 per share, based on the value of the services performed;

·1,375,000 shares in exchange for aggregate cash consideration of $13,750, or $0.01 per share;

·2,000,000 shares in exchange for 2,000,000 shares of restricted common stock in Blue Water Restaurant Group, Inc. (“Blue Water”), a Nevada corporation, presently undertaking a going public initiative.  This investment was valued at $20,000, or $0.01 per share, based on the most recent private transaction price of Blue Water common stock, which was $0.01 per share.  In addition, Blue Water registered 1,300,000 of our shares of its common stock for unrestricted resale in a SEC Registration Statement on Form S-1 which was declared “effective” on September 8, 2011.

On September 19, 2011 the Company repurchased 1,075,000 shares of its common stock, which were subsequently cancelled.  These shares were purchased for $10,750, or $0.01 a share.  This purchase was financed by a non-interest bearing demand loan from our sole officer and director, Nina Edstrom.  During  2012 this note had accrued $272 in imputed interest that was recorded in the financial statements as additional paid-in capital.

On October 13, 2011, two shareholders returned to the Company an aggregate of 4,000,000 shares of restricted common stock.  These shares were subsequently cancelled.

On August 30, 2013, the Company issued 125,000 shares of common stock to a group of 6 individuals for the price of $0.001 per share. Total proceeds $125.

On November 20, 2013, the Company issued 16,018,119 shares of common stock to a group of 35 individuals for the price of $0.001 per share. Total proceeds $16,018.

On November 21, 2013, the Company issued 16,000,000 shares of common stock to  3 existing majority shareholders for the price of $0.001 per share. Total proceeds 16,000.

As of December 31, 2013, the Company had 36,443,119 shares of its common stock issued and outstanding.

NOTE 7– Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 8 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to December 31, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period June 28, 2010 (inception) to December 31, 2013
Current tax provision:
Federal
Taxable income	$ -	$ -	$ -

Total current tax provision	$ -	$ -	$ -

Deferred tax provision:
Federal
Loss carryforwards	$ 7,158	$ 11,864	$ 35,984
Change in valuation allowance	$ (7,158)	$ (11,864)	$ (35,984)

Total deferred tax provision	$ -	$ -	$ -

As of December 31, 2013, the Company had approximately $102,810 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carry-forwards.

The Company has no uncertain tax positions.

NOTE 9 – Related Party Transactions

From June 28, 2010 (inception) through June 27, 2012, the Company operated out of office space that was provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

For the year ended December 31, 2013 and cumulative from June 28, 2010 (inception) to December 31, 2013, the Company’s rent expense was zero.  This is because of the minimal level of operating activities that have transpired during this period of time.

As of December 31, 2011 we had notes payable to our sole officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060 total outstanding account payables that the Company owed to it. As of December 31, 2013, there is no note payable to any shareholders.

During the year ended December 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $20,000 for the Company’s expense. These payments were classified as due to related party. Due on demand, no interest. Imputed interest of $864 was recorded for the year ended December 31, 2013.

NOTE 10 – Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 11 – Subsequent Events

On March 26, 2014 Mr. Chin Yung Kong resigned from the Board of Directors of the Company. Mr. Kong stated personal reasons for his resignation.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events to disclose.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2013 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 12, 2015, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Name	Age	Position

Qiuping Lu	43	President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
Fumin Feng	48	Vice President, Director
Yubo Zheng	50	Secretary, Director
Chin Yung Kong	61	Director

Qiuping Lu, age 43, graduated from the Accounting Major of Changzhou Industrial Institute in 1991. She was the Accounting Director of Changzhou Nonferrous Metal Factory from 1991 to 1998. She was the Accounting Director of Jiangsu Jiu Jiu Accounting Firm from 1998 to 2003. She was the Board Director of Hong Kong Han Fang Zhen Bao Group Holding Company from 2003 to present.

Fumin Feng, age 48, graduated from the Engineering Design major of Nanjing Science and Technology University in 1987. He was the Chairman of the Board of Jiangsu Nantong Fuyuan Machinery Company, Ltd. From 1987 to 2003. He was the Chairman of the Board of Jiangsu Nantong Fuyuan Investment Fund Management Company, Ltd from 2003 to 2006. He was the Chairman of the Board of Hong Kong Han Fang Zhen Bao Group Holding Company from 2006 to present.

Yubo Zheng, age 50, graduated from Heilongjiang University in 1986. From 1986 to May 1995, he worked in the Sanitary Bureau of Harbin City. From May 1995 to March 2012, he worked in Tianshi Group. From April 2012 to present, he worked in Hong Kong Hanfang Zhenbao Group.

Chin Yung Kong, age 61, resides in Dalian, China.  Mr. Chin is the Managing Director of QMIS Capital Finance.  Since 2002 Mr. Chin has devoting most of his time advising Chinese clients on financial restructuring, pre-audit evaluation before going public, pre-IPO investment strategies, and on the process of going public in the United States.  From 1995 to 2002, Mr. Chin was financial controller for the Kwok Group Company in China.  Prior to 1995 Mr. Chin was a practicing auditor and Certified Public Accountant (CPA) with Foo Kon & Tan in Singapore.  Mr. Chin graduated from University of Hull in the United Kingdom with a Masters degree in Finance.

Mr. Chin Yung Kong resigned from the Board of Directors on March 26, 2014.

The company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events to disclose.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that Chin Yung Kong did not file the Form 3 to report his initial beneficial ownership in the Company and did not file the Form 4 to report his change of percentage of ownership in the Company, Qiuping Lu did not file the Form 4 to report her change of percentage of ownership in the Company and Fumin Feng did not file the Form 4 to report his change of percentage of ownership in the Company.

Item 11.  Executive Compensation

Our fiscal year end is December 31.  No compensation has been paid to our officers from inception on June 28, 2010 through December 31, 2013.  We have no plans to begin paying our officers any cash compensation until our business becomes operationally profitable.

Director Compensation

Our fiscal year end is December 31.  No compensation has been paid to our directors from inception on June 28, 2010 through December 31, 2013.  We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.

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

As of March 29, 2014, we had 36,443,119 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock (1)	Percentage of Class (Common) (2)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Chin Yung Kong Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	10,000,000	27.44%	-0-	0%

Qiuping Lu President, CEO, CFO, Treasurer, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	5,000,000	13.72%	-0-	-0-

Fumin Feng Vice President, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	5,000,000	13.72%	-0-	-0-

All officers and directors as a group (3 person)	20,000,000	54.88%	-0-	0%

Five Percent Stockholders
Chin Yung Kong Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	10,000,000	27.44%	-0-	0%

Qiuping Lu President, CEO, CFO, Treasurer, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	5,000,000	13.72%	-0-	-0-

Fumin Feng Vice President, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China	5,000,000	13.72%	-0-	-0-
Guangyuang Liu Room 402, Ding Dan Yuan, 16th Building, Huai De Yuan, Zhong Lou District Jiangsu	2,340,000	6.421%	-0-	-0-
Renliang Xu Room102,Bing Dan Yuan,51th Building, Shun Yuan New Village, Xinbei District Jiangsu Changzhou 213001	2,131,432	5.849%	-0-	-0-

All 5% and more stockholders as a group (3 person)	24,471,432	67.15%	-0-	0%

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

(2) Based on 36,443,119 shares of common stock issued and outstanding as of March 12, 2014

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2013.

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

Our office in USA is at 505 w 8th Avenue, Suite 16. Mesa, Az 85210.  Our office in China is located at 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province, China, which is provided to us free of charge by Ms. Qiuping Lu, our shareholder and director.

As of December 31, 2011 we had notes payable to our former officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060 total outstanding account payables that the Company owed to it. As of December 31, 2013, there is no note payable to any shareholders.

On Nov 21, 2013, we issued 16,000,000 shares of common stock to Chin Yung Kong, Qiuping Lu and Fumin Feng for the price of $0.001 per share.

During the year ended December 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $20,000 for the Company’s various expenses including legal fee, accounting fee and filing fee. These payments were classified as due to related party. Imputed interest of $864 was recorded for the year ended December 31, 2013.

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

	For the fiscal year ended December 31, 2013	For the fiscal year ended December 31, 2012

Audit Fees	$6,000	$6,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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