Form 10-Q
period 2014-03-31
China Herb Group Holdings Corp
filed 2014-05-27
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-169397

China Herb Group Holdings Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	333-169397	27-3042462
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

505 West 8th Avenue, Suite 16
Arizona 85205
 (Address of principal executive offices and zip code)

Phone: 1 (480) 525-3241
 (Registrant’s telephone number, including area code)

Copy of Communications To:
Lance Jon Kimmel
SEC Law Firm
11693 San Vicente Boulevard
Suite 357
Los Angeles, California 90049
310/557-30597;557-3059
Fax. 310/388-1320
www.seclawfirm.com

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,443,119 Shares of Common Stock, as of March 31, 2014.

ITEM 1. FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$32,143	$32,143
TOTAL ASSETS	$32,143	$32,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	450	$450

Shareholder Loans	$77,100	$20,000
TOTAL LIABILITIES	$77,550	$20,450

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $.001 par value, 75,000,000 shares authorized, 36,443,119 shares issued and outstanding March 31, 2014 and December 31, 2013	36,443	36,443
Additional paid in capital	100,570	99,483
Deficit accumulated during the development stage	(182,420)	(124,233)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(45,407)	11,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,143	$32,143

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	June 28, 2010 (Inception) to March 31, 2014

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative	18,000	-	20,328
Legal fees	1,000	-	97,180
Accounting fees	19,500	3,000	35,500
Transfer agent fees	1,100	-	9,402
Consulting Fees	12,000	-	12,000
Travel	4,500	-	1,500
Website	1,000	-	1,000
Total expenses	57,100	3,000	179,910

Loss from Operations	(57,100)	(3,000)	(179,910)

Other Expenses:
Interest expense	(1,087)	-	(2,510)
Total other expense	(1,087)	-	(2,510)

Provision for income taxes	-	-	-
Net Loss	$(58,187)	$(3,000)	$(182,420)

Net loss per common share,
basic and diluted	$-	$-
Weighted average number of common shares outstanding, basic and diluted	36,443,119	4,300,000

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three months ended March 31, 2014		Three months ended March 31, 2013	Cumulative from June 28, 2010 to March 31, 2014

OPERATING ACTIVITIES:
Net loss		$(58,187)	$(3,000)	$(182,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in connection with services provided by consultants			-	20,000
Imputed interest on related party loan		(1,087)	-	2,510

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable		-		54,665
NET CASH USED IN OPERATING ACTIVITIES		(57,100)	(3,000)	(105,245)

INVESTING ACTIVITIES:
Proceeds from sale of asset (Blue Water common stock)			-	13,000
NET CASH PROVIDED BY INVESTING ACTIVITIES		-	-	13,000

FINANCING ACTIVITIES:
Proceeds from common stock subscribed		-	-	5,600
Proceeds from loan from officer		57,100	3,000	89,350
Repayment of loan from officer		-	-	(105)
Repurchase of common stock		-	-	(10,750)
Proceeds from issuance of common stock		-	-	40,293
NET CASH PROVIDED BY FINANCING ACTIVITIES		57,100	3,000	124,388

NET CHANGE IN CASH		-	-	32,143
Cash, beginning of period		32,143	-	-

Cash, end of period		$32,143	$-	$32,143

Non-cash investing and financing activities:
Issuance of common shares to directors		$-	$-	$4,000
Issuance of common shares for common stock subscribed		-	-	5,600
Restricted securities exchanged for accounts payable		-	-	7,000
Forgiveness of loan from officer		-	-	12,145
Forgiveness of accounts payable		-	-	40,060
Forgiveness of loan from shareholder		-	-	7,155
Issuance of common shares for restricted securities received		-	-	20,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	$		$-	$-
Income taxes paid	$		$-	$-

 The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
FORMERLY KNOWN AS “ISLAND RADIO, INC.”
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 1 – Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations. The Company was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010. Our plan is to become a successful global medical and spa Company within an industry that has been on a rocket trajectory, increasing from $60 billion in revenues, in 2007, to $78 billion in 2013. The fastest growing market segment has been the Orient based spas, which have seen a 20 per cent growth in annual revenues during this period. This segment is also projected to increase revenues by an additional 9.1 per cent by year 2017.

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2014, Statements of Operations for the three months ended March 31, and three months ended 2013 and cumulative from June 28, 2010 (Inception) to March 31, 2014, and the Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and cumulative from June 28, 2010 (Inception) to March 31, 2014, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014 and its results of operations and its cash flows for the period ended March 31, 2014 and cumulative from June 28, 2010 (inception) to March 31, 2014. The results for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three monbths ended March 31, 2014, 2013, and cumulative from June 28, 2010 (inception) to March 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2014, the Company and December 31, 2013 the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of March 31, 2014the Company had no investments.

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

As of March 31, 2014 and December 31, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2014	-	-	-	-
December 31, 2013	-	-	-	-
Totals

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three month period ended March 31, 2014 and 2013, and cumulative from June 28, 2010 (inception) to March 31, 2014, the Company had no dilutive financial instruments issued or outstanding.

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

As of March 31, 2014, we had $32,143 cash or cash equivalents proceeded from issuance of common shares in the escrow account. We presently are exploring other such sources of funding. Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock. It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock. However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us. If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of March 31, 2014, the Company had an accumulated deficit during development stage of ($124,233). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Blue Water registered 1,300,000 of our total holdings of 2,000,000 shares of their common stock in a SEC Registration Statement on Form S-1 that was declared effective on September 8, 2011. Subsequently, we sold these 1,300,000 registered shares without restrictions to 36 different individuals at a price of $0.01 per share, or $13,000 in total. Our remaining 700,000 shares were transferred to Taurus Financial Partners, LLC (“Taurus”) in exchange for a $7,000 reduction in our outstanding accounts payable. All of the cash proceeds from the sale of our Blue Water shares were paid to Taurus to reduce our outstanding accounts payable to them. As of March 31, 2014 we had no remaining accounts payable due to Taurus and had no remaining holdings in Blue Water.

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

During the year ended March 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $20,000 for the Company’s expense. These payments were classified as due to related party. Imputed interest of $864 was recorded for the year ended December 31, 2013.

During the quarter ended March 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $3,000 for the Company’s expense. These payments were classified as due to related party. During the quarter ended March 31, 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, paid $57,100 for the Company’s expense. These payments were classified as due to related party. Imputed interest of $1,087 was recorded for the period ended March 31, 2014.

NOTE 6 – Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to December 31, 2011 the Company issued an aggregate of 9,375,000 shares as follows:

4,000,000 shares to its directors as Founder’s Shares;

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

As of March 31, 2014, the Company had 36,443,119 shares of its common stock issued and outstanding.

NOTE 7– Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 8 – Income Taxes

The provision (benefit) for income taxes for the period from June 28, 2010 (inception) to March 31, 2014 was as follows, assuming a 35 percent effective tax rate:

	For the three months ended March 31, 2014	For the three months ended December 31, 2013		For the period June 28, 2010 (inception) to March 31, 2014
Current tax provision:
Federal
Taxable income	$-	$		$

Total current tax provision	$-	$		$

Deferred tax provision:
Federal
Loss carryforwards	$19,985		$1050		$55,969
Change in valuation allowance	(19,985)		(1050)		(55,969)

Total deferred tax provision	$-		$-		$-

As of March 31, 2014, the Company had approximately $159,910 in tax loss carry-forwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 28, 2010 (inception) to March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carry-forwards.

The Company has no uncertain tax positions.

NOTE 9 – Related Party Transactions

From June 28, 2010 (inception) through June 27, 2012, the Company operated out of office space that was provided to us by our former president and chief executive officer, Eric Boyer, free of charge.

For the quarter ended March 31, 2014 and cumulative from June 28, 2010 (inception) to December 31, 2013, the Company’s rent expense was zero. From February 2014 the company opened an office at 505 West Avenue, Suite 16, Mesa AZ 85210 At a rent expense of $1,500 per month. This is the beginning of operating activities, market research for possible acquisitions and plans for expansion.

As of December 31, 2011 we had notes payable to our sole officer and director, Nina Edstrom, aggregating $12,145, which includes $10,750 she loaned the Company to repurchase and cancel 1,075,000 shares of its common stock.

Ms. Edstrom voluntarily forgave these outstanding debts on March 1, 2012 which was recorded in the financial statements as additional paid-in capital.

On June 27, 2012, Taurus Financial Partners, LLC, as a shareholder of the Company, forgave the $40,060 total outstanding account payables that the Company owed to it. As of March 31, 2014, there is note payable of $77,100.

During the year ended December 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $20,000 for the Company’s expense. These payments were classified as due to related party. Due on demand, no interest. Imputed interst of $864 was recorded for the year ended December 31, 2014.

During the quarter ended March 31, 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, paid $57,100 for the Company’s expense. These payments were classified as due to related party. Imputed interest of $1,087 was recorded for the period ended March 31, 2014.

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

NOTE 11– Subsequent Events

On January 1, 2014 the company entered in consulting agreements with Dr Kiril Pandelisev and Yan Lawrence. The agreement was signed on April 4, 2014. Under this agreement Dr Pandelisev and Ms. Lawrence will assist the company to Coordinate the Remedy the Company’s filings to date, help establish an office for the Company at 505 West 8th Avenue, Ste 16, Mesa Arizona 85210, Assist and Coordinate the process needed the Company to be ready for trading, Assist and Coordinate the process needed the Company to be ready for merger, Assist and Coordinate the process needed the merging companies to be restructured, audited and ready for merger, Assist and Coordinate the process needed the Company to merge with one or more entities from China and USA, Coordinate the preparation and filing post merger S-1 registration for secondary IPO suitable to guarantee the Company’s plans for expansion and growth, Consult on the growth of the new company and its subsidiaries in China and USA.

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

To become profitable and competitive, we have to successfully develop and sell wellnes and spa. We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen. Issuances of additional shares will result in dilution to our then existing stockholders. There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We may also rely on loans from our directors. However, there are no assurances that our directors will provide us with any additional funds.

Currently, we do not have any arrangements for additional financing. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Status as a Shell Company

As of March 31, 2014, because we have R&D operations, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Because we are not considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

The year Ended March 31, 2014 and 2013

Revenues. As of March 31, 2014, we have not generated any revenues and remain a development stage company.

Net Loss. We had a net loss of $58,187 for the quarter ended March 31, 2014 compared to a net loss of $3,000 for the quarter ended March 31, 2013 of 2012. This represents a increase in net loss of $55,187. Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Operating Expenses. Our total operating expenses for the quarter ended March 31, 2014 were $57,100 compared to $3,000 for the quarter ended March 31, 2013. This represents an increase in operating expenses of $54,100. Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

Other income (expenses). During the period ended March 31, 2014 we recorded $1,087 in imputed interest expenses related to a note outstanding related to due to related party balance. The accrued imputed was recorded in Company’s financial statements under additional paid-in capital. The interest expense for the quarter ended March 31, 2013 was $0.

Cumulative During the Development Stage – June 28, 2010 (inception) through March 31, 2014

For ease of reading we refer to the period of June 28, 2010 (inception) through March 31, 2014 as the “Developmental Period”.

Revenues. We have not generated any revenues during the Developmental Period.

Net Loss. We have incurred a net loss of $184,420 during the Developmental Period. This net loss was primarily attributable to organizational costs related to our formation, an offering of our common stock, and complying with our ongoing SEC reporting requirements. These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses. Our total operating expenses for the Developmental Period were $179,910. These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements. These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses). During the Development Period we recorded $2,510 in imputed interest expenses related to a note outstanding related to due to related party balance. The accrued imputed interest was recorded in Company’s financial statements under additional paid-in capital.

Total Stockholders’ Equity. Our stockholders’ equity was $45,407 as of March 31, 2014.

Accounts Payable and Accrued Expenses. As of March 31, 2014, Company shows accounts payable or other outstanding liabilities of $77,550 consisting of $450 payable and $77,100 shareholder loans.

Liquidity and Capital Resources

As of March 31, 2014, we had $77,550 in liabilities.

We expect to incur continued losses over the remainder of the fiscal year ending December 31, 2014, possibly even longer. As of March 31, 2014, we had $32,143 cash or cash equivalents proceeded from issuance of common shares in the escrow account.

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

Off –Balance Sheet Operations

As of March 31, 2014, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of Company’s management, necessary for a fair presentation of the financial position and operating results as of March 31, 2014 and for the period June 28, 2010 (inception) to March 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2014, the Company had no cash equivalents.

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of March 31, 2014 the Company had no investments.

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

As of March 31, 2014 and December 31, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the period June 28, 2010 (inception) to March 31, 2014 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period June 28, 2010 (inception) to March 31, 2014, we did not realize any revenue.

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

Contractual Obligations

As of March 31, 2014 and 2013 Company had no contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

On August 30, 2013, the Company issued 125,000 shares of common stock to a group of 6 individuals for the price of $0.001 per share.The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

 None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits   (a)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
* filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

China Herb Group Holdings Corporation
(Registrant)

Date: May 23, 2014	By:	/s/ Qiuping Lu
Qiuping Lu
President, Director, CEO, CFO