Form 10-Q/A
period 2014-03-31
China Herb Group Holdings Corp
filed 2014-06-04
CIK 1499785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ITEM 1.  FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$32,143	$32,143
TOTAL ASSETS	$32,143	$32,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$450	$450
Shareholder Loans	77,100	20,000
TOTAL LIABILITIES	$77,550	$20,450

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $.001 par value, 75,000,000 shares authorized, 36,443,119 shares issued and outstanding March 31, 2014 and December 31, 2013	36,443	36,443
Additional paid in capital	100,570	99,483
Deficit accumulated during the development stage	(182,420)	(124,233)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(45,407)	11,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,143	$32,143

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

CHINA HERB GROUP HOLDINGS CORPORATION
(FORMERLY KNOWN AS ISLAND RADIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
(UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Cumulative from June 28, 2010 to March 31, 2014

OPERATING ACTIVITIES:
Net loss	$(58,187)	$(3,000)	$(182,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued in connection with services provided by consultants	-	-	20,000
Imputed interest on related party loan	1,087	-	2,510

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	-	54,665
NET CASH USED IN OPERATING ACTIVITIES	(57,100)	(3,000)	(105,245)

INVESTING ACTIVITIES:
Proceeds from sale of asset (Blue Water common stock)	-	-	13,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	13,000

FINANCING ACTIVITIES:		-
Proceeds from common stock subscribed	-	-	5,600
Proceeds from loan from officer	57,100	3,000	89,350
Repayment of loan from officer	-	-	(105)
Repurchase of common stock	-	-	(10,750)
Proceeds from issuance of common stock	-	-	40,293
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,100	3,000	124,388

NET CHANGE IN CASH	-	-	32,143
Cash, beginning of period	32,143	-	-

Cash, end of period	$32,143	$-	$32,143

Non-cash investing and financing activities:
Issuance of common shares to directors	$-	$-	$4,000
Issuance of common shares for common stock subscribed	-	-	5,600
Restricted securities exchanged for accounts payable	-	-	7,000
Forgiveness of loan from officer	-	-	12,145
Forgiveness of accounts payable	-	-	40,060
Forgiveness of loan from shareholder	-	-	7,155
Issuance of common shares for restricted securities received	-	-	20,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
FORMERLY KNOWN AS “ISLAND RADIO, INC.”
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(UNAUDITED)

NOTE 1 – Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations. The Company was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010. Our plan is to become a successful global medical and spa products and services Company within an industry that has been on a rocket trajectory, with $78 billion in revenues in 2013. The fastest growing market segment has been the Orient based spas.

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheets as of March 31, 2014 and December 31, 2013, Statements of Operations for the three months ended March 31, 2014 and for the three months ended March 31, 2013 and cumulative from June 28, 2010 (Inception) to March 31, 2014, and the Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and cumulative from June 28, 2010 (Inception) to March 31, 2014, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014 and its results of operations and its cash flows for the period ended March 31, 2014 and cumulative from June 28, 2010 (inception) to March 31, 2014. The results for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2014, and 2013, and cumulative from June 28, 2010 (inception) to March 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2014, and December 31, 2013 the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value. Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations. Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available. The cost basis for realized gains and losses is determined on a specific identification basis. As of March 31, 2014 and December 31, 2013 the Company had no investments.

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

Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2014	-	-	-	-
December 31, 2013	-	-	-	-
Totals	-	-	-	-

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

The Company maintains a valuation allowance with respect to deferred tax assets. China Herb Group Holdings Corporation establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of March 31, 2014, the Company had an accumulated deficit during development stage of ($182,420). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 6 – Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period June 28, 2010 (inception) to December 31, 2011 the Company issued an aggregate of 9,375,000 shares as follows:

●	4,000,000 shares to its directors as Founder’s Shares;

●	2,000,000 shares to a consultant for total consideration of $20,000, or $0.01 per share, based on the value of the services performed;

●	1,375,000 shares in exchange for aggregate cash consideration of $13,750, or $0.01 per share;

●
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

On November 21, 2013, the Company issued 16,000,000 shares of common stock to 3 existing majority shareholders for the price of $0.001 per share. Total proceeds $16,000.

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

During the year ended December 31, 2013, Chin Yung Kong, the director and shareholder of the Company, paid $20,000 for the Company’s expense. These payments were classified as due to related party. Due on demand, no interest. Imputed interest of $864 was recorded for the year ended December 31, 2014.

During the quarter ended March 31, 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, paid $57,100 for the Company’s expense. These payments were classified as due to related party. Imputed interest of $1,087 was recorded for the period ended March 31, 2014.

NOTE 9 – Lease

For the quarter ended March 31, 2014 and cumulative from June 28, 2010 (inception) to March 31, 2014, the Company’s rent expense was the cost of the office.  From February 2014 the company opened an office at 505 West Avenue, Suite 16, Mesa AZ 85210 at a rent expense of $1,500 per month. The rent includes  utilities and property taxes. This is the beginning of operating activities, market research for possible acquisitions and plans for expansion.  The Company is subleasing the space from H&P Medical Research, Inc. The sublease expires on April 1, 2015.

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

NOTE 11– Subsequent Events

On April 4, 2014 the company entered in consulting agreements with Dr Kiril Pandelisev and Yan Lawrence. Under this agreement Dr Pandelisev and Ms. Lawrence will assist the company to Coordinate the Remedy the Company’s filings to date, help establish an office for the Company at 505 West 8th Avenue, Ste 16,  Mesa, Arizona 85210, Assist and Coordinate the process needed the Company to be ready for trading, Assist and Coordinate the process needed the Company to be ready for merger, Assist and Coordinate the process needed the merging companies to be restructured, audited and ready for merger, Assist and Coordinate the process needed the Company to merge with one or more entities from China and USA, Coordinate the preparation and filing post merger S-1 registration for secondary IPO suitable to guarantee the Company’s plans for expansion and growth, Consult on the growth of the new company and its subsidiaries in China and USA.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate generating significant revenues until we are able to open or acquire the initial wellness and spa centers. Accordingly, we must raise additional cash from sources other than operations.

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

To become profitable and competitive, we have to successfully develop and sell wellness and spa products and services. We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen. Issuances of additional shares will result in dilution to our then existing stockholders.

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

Results of Operations

The Three Months Ended March 31, 2014 and 2013

Revenues. As of March 31, 2014, we have not generated any revenues and remain a development stage company.

Net Loss. We had a net loss of $58,187 for the quarter ended March 31, 2014 compared to a net loss of $3,000 for the quarter ended March 31, 2013. This represents an increase in net loss of $55,187. Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal and accounting fees.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 9, 2014, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 9, 2014. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Contractual Obligations

As of March 31, 2014 and 2013 Company had only the space sublease obligations.  Rent expense of $1,500 per month includes utilities and property taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial tatements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K and our quarterly report filed with SEC on Form 10-Q. These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2014, have not been remedied.

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

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2013, the Company issued 125,000 shares of common stock to a group of 6 individuals for the price of $0.001 per share. The issuance of these shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1 *	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer

32.1 *	Section 906 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
* filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Herb Group Holdings Corporation
(Registrant)

Date: June 3, 2014	By:	/s/ Qiuping Lu
Qiuping Lu President, Director, CEO, CFO