Form 10-Q
period 2014-06-30
China Herb Group Holdings Corp
filed 2014-08-19
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2014

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

77 Las Tunas Drive, Suite 203

Arcadia, CA 91007

(Address of principal executive offices and zip code)

Phone: (626) 608-0958

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,443,119 Shares of Common Stock, as of August 15, 2014.

ITEM 1. FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,202	$32,143
Prepaid expenses	30,000	-

TOTAL CURRENT ASSETS	32,202	32,143

TOTAL ASSETS	$32,202	$32,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$5,353	$450
Shareholder loans	77,200	20,000

TOTAL CURRENT LIABILITIES	82,553	20,450

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 36,443,119 shares issued and outstanding June 30, 2014 and December 31, 2013	36,443	36,443
Additional paid-in capital	102,270	99,483
Accumulated deficit	(189,064)	(124,233)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(50,351)	11,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$32,202	$32,143

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses:
General and administrative	-	-	16,962	-
Legal fees	3,765	-	5,803	-
Accounting fees	1,000	1,000	20,500	4,000
Transfer agent fees	179	-	1,279	-
Consulting fees	-	-	12,000	-
Travel	-	-	4,500	-
Website	-	-	1,000	-

Total Operating Expenses	4,944	1,000	62,044	4,000

Loss from Operations	(4,944)	(1,000)	(62,044)	(4,000)

Other Expenses:
Interest expense	(1,700)	-	(2,787)	-

Total Other Expense	(1,700)	-	(2,787)	-

Net Loss	$(6,644)	$(1,000)	$(64,831)	$(4,000)

Net loss per common share, basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	36,443,119	4,300,000	36,443,119	4,300,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(64,831)	$(4,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	2,787	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(30,000)	-
Increase (decrease) in accounts payable	4,903	-

NET CASH USED IN OPERATING ACTIVITIES	(87,141)	(4,000)

FINANCING ACTIVITIES:
Proceeds from loan from officer	57,200	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	57,200	4,000

NET CHANGE IN CASH	(29,941)	-

Cash, beginning of period	32,143	-

Cash, end of period	$2,202	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

NOTE 1 – Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations. The Company was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity.

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheets as of June 30, 2014 and December 31, 2013, statements of operations for the three and six months ended June 30, 2014 and 2013, and the statements of cash flows for the six months ended June 30, 2014 and 2013 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2014 and its results of operations and its cash flows for the period ended June 30, 2014. The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and six months ended June 30, 2014, and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2014, and December 31, 2013 the Company had no cash equivalents.

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

As of June 30, 2014 and December 31, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2014	-	-	-	-
December 31, 2013	-	-	-	-
Totals	-	-	-	-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and six month periods ended June 30, 2014 and 2013, the Company had no dilutive financial instruments issued or outstanding.

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

Prepaid Expenses

Prepaid expenses relates to cash paid in advance for legal services. These amounts are recognized as expense over the service period.

Fiscal Year

The Company elected December 31st for its fiscal year end.

NOTE 3 – Going Concern

The Company has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.

As of June 30, 2014, the Company had $2,202 in cash. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of June 30, 2014, the Company had an accumulated deficit of ($189,064). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – Related Party Transactions

Shareholder loans

During the year ended December 31, 2013, Chin Yung Kong, the director and shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at June 30, 2014 and December 31, 2013, reflected as shareholder loans on the accompanying balance sheets.

During the six months ended June 30, 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, advanced $57,200 for Company for working capital purposes. These working capital advances of $57,200 are payable on demand and are reflected as shareholder loans on the accompanying balance sheet. During the three and six months ended June 30, 2014, the Company imputed interest of $1,700 and $2,787 and recorded interest expense and an increase in paid- in capital.

NOTE 5 – Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

As of June 30, 2014 and December 31, 2013, the Company had 36,443,119 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2014 and December 31, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Recent Accounting Pronouncements

ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 8 – Commitment

On April 4, 2014 the Company entered into a memorandum of understanding (the “MOU”) with Dr. Kiril Pandelisev and Yan Lawrence. Under the MOU, Dr. Pandelisev and Ms. Lawrence were to provide certain services to the Company and the Company was to have issued 10% of the issued and outstanding shares of the Company’s common stock to each of Dr. Pandelisev and Ms. Lawrence upon the completion of a reverse merger with a previously identified operating company, which reverse merger will not take place. Pursuant to ASC 505-50, the Company did not recognize any expense during the period since the issuance of these shares is contingent upon the completion of a specific merger. Accordingly, no performance commitment has been reached nor has performance been completed.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate generating significant revenues until we acquire a business, are acquired by an existing business or develop a business organically. Accordingly, we must raise additional cash from sources other than operations.

We presently are exploring other such sources of funding, including raising funds through a public offering, a private placement of securities, debt or a combination of the foregoing. If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this Annual Report as filed with the SEC on Form 10-K.

Recent Events

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for period ended March 31, 2013, as amended, that our plan of operations was to become a global medical and spa company with a focus on Asia. After consultation with our professional and business advisors in the United States and Asia, management has decided that this is no longer our plan of operations. No agreements had been entered into by us with any party in connection with such plan.

Instead, we will begin the process of evaluating new industry, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenues. During the three and six months ended June 30, 2014 and 2013, we have not generated any revenues.

Operating Expenses. For the three months ended June 30, 2014, total operating expenses amounted to $4,944 as compared to $1,000 for the three months ended June 30, 2013, an increase of $3,944. For the six months ended June 30, 2014, total operating expenses amounted to $62,044 as compared to $4,000 for the six months ended June 30, 2013, an increase of $58,044. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of legal, fees, accounting fees, transfer agents fees, filing fees, and consulting fees.

Other expenses. During the three and six months ended June 30, 2014, we recorded $1,700 and $2,787 in imputed interest expenses related to advances outstanding to related parties. The imputed interest was recorded in Company’s financial statements under paid-in capital. During the three and six months ended June 30, 2013, the Company did not record imputed interest.

Net Loss. During the three months ended June 30, 2014 and 2013, we had a net loss of $6,644 and $1,000, respectively. During the six months ended June 30, 2014 and 2013, we had a net loss of $64,831 and $4,000, respectively.

Liquidity and Capital Resources

As of June 30, 2014, 2014, we had cash of $2,202, had liabilities of $82,553, and had a working capital deficit of $50,351. We expect to incur continued losses over the remainder of the fiscal year ending December 31, 2014, possibly even longer.

We anticipate relying on sales of our securities in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen. Issuances of additional shares will result in dilution to our then existing stockholders. We presently are exploring other such sources of funding. Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock. It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock. However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.

We may also rely on loans from our directors or other parties. However, there are no assurances that our directors or any other person will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. We have no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available, we may be unable to continue, develop or expand our operations.

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

Off –Balance Sheet Operations

As of June 30, 2014, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited financial statements.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the periods presented, we had no dilutive financial instruments issued or outstanding.

Recently Issued Accounting Pronouncements

ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

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

Based on management’s assessment, we have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and does not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Company. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Company; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K and this quarterly report on Form 10-Q for the period ended June 30, 2014. These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2014, have not been remedied.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

●	Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

●	Hiring additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

●	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

●	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us or our business.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

China Herb Group Holdings Corporation
(Registrant)

Date: August 19, 2014	By:	/s/ Qiuping Lu
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

