Form 10-Q
period 2014-09-30
China Herb Group Holdings Corp
filed 2014-11-12
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2014

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,443,119 Shares of Common Stock, as of November 10, 2014.

ITEM 1. FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION
BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,170	$32,143
Prepaid expenses	5,400	-

TOTAL CURRENT ASSETS	7,570	32,143

TOTAL ASSETS	$7,570	$32,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,404	$450
Shareholder loans	86,177	20,000

TOTAL CURRENT LIABILITIES	88,581	20,450

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 75,000,000 shares authorized, 36,443,119 shares issued and outstanding September 30, 2014 and December 31, 2013	36,443	36,443
Additional paid-in capital	103,433	99,483
Accumulated deficit	(220,887)	(124,233)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(81,011)	11,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,570	$32,143

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses:
General and administrative	2,061	-	19,023	-
Legal fees	24,999	-	30,802	-
Accounting fees	3,000	1,000	23,500	5,000
Transfer agent fees	600	-	1,879	-
Consulting fees	-	-	12,000	-
Travel	-	-	4,500	-
Website	-	-	1,000	-

Total Operating Expenses	30,660	1,000	92,704	5,000

Loss from Operations	(30,660)	(1,000)	(92,704)	(5,000)

Other Expenses:
Interest expense - related party	(1,163)	-	(3,950)	-

Total Other Expense	(1,163)	-	(3,950)	-

Net Loss	$(31,823)	$(1,000)	$(96,654)	$(5,000)

Net loss per common share, basic and diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	36,443,119	4,342,120	36,443,119	4,314,194

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(96,654)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loan	3,950	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,400)	-
Increase (decrease) in accounts payable	1,954	-

NET CASH USED IN OPERATING ACTIVITIES	(96,150)	(5,000)

FINANCING ACTIVITIES:
Proceeds from loan from officer	66,177	5,000
Proceeds from issuance of common stock	-	125

NET CASH PROVIDED BY FINANCING ACTIVITIES	66,177	5,125

NET CHANGE IN CASH	(29,973)	125

Cash, beginning of period	32,143	-

Cash, end of period	$2,170	$125

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 1 - Organization

China Herb Group Holdings Corporation (“Company”) is a development stage company with minimal operations. The Company was incorporated under the name “Island Radio, Inc.” under the laws of the State of Nevada on June 28, 2010. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheets as of September 30, 2014 and December 31, 2013, statements of operations for the three and nine months ended September 30, 2014 and 2013, and the statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2014 and its results of operations and its cash flows for the period ended September 30, 2014. The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and nine months ended September 30, 2014, and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2014, and December 31, 2013 the Company had no cash equivalents.

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

As of September 30, 2014 and December 31, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
September 30, 2014	-	-	-	-
December 31, 2013	-	-	-	-
Totals	-	-	-	-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and nine month periods ended September 30, 2014 and 2013, the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 3 - Going Concern

The Company has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.

As of September 30, 2014, the Company had $2,170 in cash. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of September 30, 2014, the Company had an accumulated deficit of ($220,887). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - Related Party Transactions

Shareholder loans

During the year ended December 31, 2013, Chin Yung Kong, the then director and a shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at September 30, 2014 and December 31, 2013, reflected as shareholder loans on the accompanying balance sheets.

During the nine months ended September 30, 2014, Qiuping Lu, President, CEO, director and a shareholder of the Company, advanced $66,177 for Company for working capital purposes. These working capital advances of $66,177 are payable on demand and are reflected as shareholder loans on the accompanying balance sheet. During the three and nine months ended September 30, 2014, the Company imputed interest of $1,163 and $3,950 and recorded interest expense and an increase in paid- in capital.

NOTE 5 - Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

As of September 30, 2014 and December 31, 2013, the Company had 36,443,119 shares of common stock issued and outstanding.

NOTE 6 - Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of September 30, 2014 and December 31, 2013, the Company had no shares of preferred stock issued and outstanding.

NOTE 7 - Recent Accounting Pronouncements

ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended September 30, 2014.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 8 - Commitment

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

NOTE 9 - Subsequent Events

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

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Revenues. During the three and nine months ended September 30, 2014 and 2013, we have not generated any revenues.

Operating Expenses. For the three months ended September 30, 2014, total operating expenses amounted to $30,660 as compared to $1,000 for the three months ended September 30, 2013, an increase of $29,660. For the nine months ended September 30, 2014, total operating expenses amounted to $92,704 as compared to $5,000 for the nine months ended September 30, 2013, an increase of $87,704. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of legal, fees, accounting fees, transfer agents fees, filing fees, and consulting fees.

Other expenses. During the three and nine months ended September 30, 2014, we recorded $1,163 and $3,950 in imputed interest expenses related to advances outstanding to related parties. The imputed interest was recorded in Company’s financial statements under paid-in capital. During the three and nine months ended September 30, 2013, the Company did not record imputed interest.

Net Loss. During the three months ended September 30, 2014 and 2013, we had a net loss of $31,823 and $1,000, respectively. During the nine months ended September 30, 2014 and 2013, we had a net loss of $96,654 and $5,000, respectively.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $2,170, prepaid balance of $5,400, liabilities of $88,581, and a working capital deficit of $81,011. We expect to incur continued losses over the remainder of the fiscal year ending December 31, 2014, and at least until such time as we are able to commence revenue-generating activities.

We anticipate relying on loans from our CEO and sales of our securities in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen. Issuances of additional shares will result in dilution to our then existing stockholders. We presently are exploring other such sources of funding. It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock. However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.

We may also rely on loans from our CEO or other parties. However, there are no assurances that our CEO or any other person will provide us with any additional funds. Currently, we do not have any arrangements for additional financing. We have no assurance that future financing will be available to us on acceptable terms or at all. If financing is not available, we may be unable to continue, develop or expand our operations.

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

Off -Balance Sheet Operations

As of September 30, 2014, we had no off-balance sheet activities or operations.

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

Recently Issued Accounting Pronouncements

ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended September 30, 2014.

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

Based on management’s assessment, we have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report filed with the SEC on Form 10-K and this quarterly report on Form 10-Q for the period ended September 30, 2014. These weaknesses have existed since our inception on June 28, 2010 and, as of September 30, 2014, have not been remedied.

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

China Herb Group Holdings Corporation
(Registrant)

Date: November 12, 2014	By:	/s/ Qiuping Lu
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

