Form 10-K
period 2014-12-31
China Herb Group Holdings Corp
filed 2015-04-14
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

77 Las Tunas Drive, Suite 203, Arcadia, California 91007

 (Address of principal executive offices and zip code)

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, was $57,550,916.50 (based upon the closing price of the registrant’s common stock of $3.50 per share as reported by the OTC Bulletin Board for the last trading date prior to this date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,443,119 shares of common stock, as of April 6, 2015.

PART I

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire registration statement carefully, especially the risks discussed under the section entitled “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this registration statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this registration statement will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

As used in this Annual Report, unless otherwise noted, references to the “Company”, “we”, “our” or “us” means China Herb Group Holdings Corporation unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

Recent History

We were incorporated on June 28, 2010 in the State of Nevada under the name “Island Radio, Inc.” and changed our name to “China Herb Group Holdings Corporation” effective July 17, 2012.

On June 27, 2012, Eric R. Boyer and Nina Edstrom (collectively, the “Sellers”), who were then the major shareholders of the Company, entered into a Share Purchase Agreement with Chin Yung Kong, Qiuping Lu and Fumin Feng (collectively, the “Purchasers”), pursuant to which the Sellers sold to the Purchasers an aggregate 4,000,000 shares of the common stock of the Company, which represented approximately 93% of the then total issued and outstanding stock of the Company, for a total purchase price of $159,970 (the “Change in Control”). As result of this share purchase transaction, Chin Yung Kong, Qiuping Lu and Fumin Feng became the controlling shareholders of the Company.

Our original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, we changed our business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with our professional and business advisors in the United States and the People’s Republic of China (“China or the “PRC”), our management decided during the third quarter of 2014 that this would no longer be our plan of operations. No agreements had been entered into by us with any party in connection with such plan of operations.

Business Model

We currently have no business operations. We currently intend to evaluate new industry, geographic and market opportunities. Our entry into a new business may take the form of acquiring a business or being acquired by an existing business or, least likely, developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity.

We will look for potential target companies in a broad range of industries and we may engage in a business combination with any type of business. We intend to focus on target companies that are located or operate exclusively or primarily in China, although, under certain circumstances, we would consider a business combination with a company located or operating in a different country. The circumstances under which we would consider a business combination with a company located or operating in a country other than China would be primarily those situations where we are unable to locate a suitable business combination candidate in the China or in response to a change in interest on the part of U.S. investors in investing in China such that such a business combination would no longer be considered advantageous to us.

The analysis of target companies and the business opportunities they may present to us will be undertaken by or under the supervision of the Company’s sole officer and director, Qiuping Lu.  As of this date, we have not entered into any definitive agreement with any target company or any other party. No assurance can be given that we will consummate a transaction with any target company. We have unrestricted flexibility in seeking and analyzing target companies, and structuring and negotiating a business combination. In our efforts to analyze potential target companies, we consider numerous factors, including the following:

●	Potential for growth, indicated by new technology, existing brand name recognition, market penetration, anticipated market expansion and/or new products;

●	Competitive position as compared to other businesses of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of the target company’s management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by the Company, from operations of the target company, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the target company’s business opportunity can be advanced by means of the business combination;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors based on industry, geopolitical, market and other considerations.

In applying the foregoing criteria, no one of which will be controlling, we will attempt to analyze all facts and circumstances and make a determination based upon reasonable investigative measures, due diligence and available data. Potentially available business opportunities may occur in many different industries, and target companies may be at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. However, due to our limited capital available for investigation and due diligence, we may not discover or adequately evaluate adverse facts about a target company. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a target company and potential business combination, we will conduct as extensive a due diligence review of potential target companies as is reasonably possible given the relative lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such endeavors. We expect that our due diligence will encompass, among other things, meetings with the potential target company’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information, and agreements, to the extent they are made available to us.

This due diligence review will be conducted by our management and/or unaffiliated third parties, including professionals, who we may engage. Despite such efforts, our limited funds and the lack of our having full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds and personnel available to us, would be suitable in analyzing a target company. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, directors and officers or other affiliates or agents of the target company, and we may not be able to ascertain the accuracy or completeness of all such information that is provided to us. We will also face competitive pressures in identifying target companies and negotiating and consummating a business combination.

Form of Business Combination

The manner in which we structure a business combination will depend upon numerous factors, including the nature of the opportunity, the respective needs and desires of the Company and the target company, the relative negotiating strength of the Company and the target company, and certain legal and regulatory considerations. Typical forms of business combinations include statutory mergers, stock purchases, share exchanges and asset purchase transactions. However, it is likely that, in engaging in a business combination with a target company, we will issue shares of our Common Stock or other securities to the stockholders of the target company as sole or partial consideration.

Although the terms of any business combination cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business (the target company) own 80% or more of the voting stock of the surviving entity at the conclusion of the transaction. If a business combination were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, our then-existing stockholders in the aggregate would in such circumstances retain 20% or less of the total issued and outstanding shares of the Company upon the consummation of the business combination. Depending upon the relative negotiating strength of the parties, our then-existing stockholders may retain substantially less than 20% of the total issued and outstanding shares of the Company upon the consummation of the business combination. It is likely that as a result of a business combination, however it is structure, our then-existing stockholders would incur substantial additional dilution in their percentage ownership of the Company compared to their ownership percentage prior to the business combination.

Depending upon the way the business combination is structured, it may be accomplished upon the sole determination of our then-serving directors without any vote or approval by our stockholders. However, in the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary under Delaware law to call a stockholders’ meeting and obtain the approval of the holders of a majority of our voting securities outstanding on the record date. Should it be necessary to obtain such stockholder approval, there could be a delay and additional expense involved in approving the proposed business combination. Additionally, such a structure will also likely give rise to certain appraisal rights to dissenting stockholders under Delaware law. For these and other reasons, our management will likely seek to structure any business combination so as not to require stockholder approval or trigger appraisal rights in favor of dissenting stockholders.

The time and costs required to identify, select and conduct due diligence on a target company and to structure, negotiate, document and consummate a business combination cannot presently be ascertained with any degree of certainty.  However, such efforts will require substantial management time and attention and substantial cost for accountants, attorneys and others. Any costs incurred with respect to the identification and evaluation of a target company and potential business combination that is not ultimately completed will result in unrecoverable expenses to us.  Finally, there can be no assurance that any business combination which is consummated will be on terms that are favorable to us and our stockholders.

Competition

We are in a highly competitive market for a relatively small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, a minor participant in the business of seeking business combinations with target companies. A large number of established and well-financed entities, including small public companies, private equity firms, hedge funds and venture capital firms, are active in mergers and acquisitions of companies that may be suitable target companies for us.  Nearly all of these entities with which we would compete for target companies have significantly greater financial resources, technical expertise and managerial capabilities than we do.  Additionally, we will be competing with other companies who have a similar business model to ours, including special purpose acquisition companies (SPACs) and other strategic acquirers.  Consequently, we will face stiff competition and may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination with a target company. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination on favorable terms or at all.

Certain Regulatory Matters

Based on the current and proposed business activities described above, the Company is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines a blank check company as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934 (the {“Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”

Pursuant to Rule 12b-2 under the Exchange Act, the Company is also a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our offices are located at 77 Las Tunas Drive, Suite 203, Arcadia, California 91007, and our telephone number is (626) 608-0958.

Employees

As of December 31, 2014, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our sole director and officer, Qiuping Lu. Ms. Lu is engaged in outside business activities and anticipates that she will devote very limited time to our business until a successful business opportunity has been identified. We currently expect no significant changes in the number of our employees other than such changes, if any, incidental to a business combination.

Item 1A.  Risk Factors

As a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company does not own any office space or equipment. The Company pays a comprehensive service fee in the amount of $100 per month on a month-to-month basis for its offices located at 77 Las Tunas Drive, Suite 203, Arcadia, California 91007.

Item 3.  Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to April 19, 2011, our common stock was quoted on the OTC Markets under the symbol “ISLD”, from April 19, 2011 to July 17, 2012, our common stock was quoted on the OTC Bulletin Board under the symbol “ISLD” and from July 17, 2012 to July 17, 2014, our common stock was quoted on the OTC Bulletin Board under the symbol “CHGH’, although the first posted quote for our common stock was on May 28, 2014. Since July 17, 2014, our common stock has been quoted on the OTCQB under the trading symbol “CHGH”.   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter ended March 31	N/A	N/A	N/A	N/A
Second Quarter ended June 30	$3.60	$3.60	N/A	N/A
Third Quarter ended September 31	$3.60	$3.60	N/A	N/A
Fourth Quarter ended December 31	$3.75	$3.60	N/A	N/A

As of April 6, 2015, there were 47 registered holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of April 6, 2015, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

On August 16, 2013, we issued 125,000 shares of common stock to six individuals at a price of $0.001 per share.  On Nov 20, 2013, we issued 16,018,119 shares of common stock to 35 individuals at the price of $0.001 per share.  On Nov 21, 2013, we issued 16,000,000 shares of common stock to Chin Yung Kong, Qiuping Lu and Fumin Feng at the price of $0.001 per share.

In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act of 1933 (the “Securities Act”), as a transaction by an issuer not involving any public offering and/or Regulation S under the Securities Act.

Issuer Purchases of Equity Securities

We have not repurchased any of our equity securities during the period covered by this report.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our consolidated results of operations and cash flows for the years ended December 31, 2014 and 2013 and consolidated financial condition as of December 31, 2014 should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

We have no business operations and are not currently generating any revenue.  Our independent registered public accounting firm has issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating revenue until we engage in a merger or other business combination with an operating business. Accordingly, we must raise additional cash from sources other than operations to meet our expenses.

Plan of Operations

We currently have no business operations. We currently intend to evaluate new industry, geographic and market opportunities. Our entry into a new business may take the form of acquiring a business, being acquired by an existing business or, least likely, developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity.

We will look for potential target companies in a broad range of industries and we may engage in a business combination with any type of business. We intend to focus on target companies that are located or operate exclusively or primarily in China, although, under certain circumstances, we would consider a business combination with a company located or operating in a different country. The circumstances under which we would consider a business combination with a company located or operating in a country other than China would be primarily those situations where we are unable to locate a suitable business combination candidate in the China or in response to a change in interest on the part of U.S. investors in investing in China such that such a business combination would no longer be considered advantageous to us.

Our principal strategic objective for the next 12 months and beyond will be to identify and consummate a business combination with a target company. There are no agreements with any such target company and there can be no assurance that we will engage in a business combination within the next 12 months or at any time in the future.

During at least the next 12 months, unless we complete a business combination sooner, we anticipate incurring costs primarily related to:

●	preparing and filing Exchange Act reports;

●	identifying, investigating and conducting due diligence on target companies; and

●	negotiating, structuring, documenting and consummating a business combination.

We believe that we will be able to meet these costs through cash on hand and additional amounts, as may be necessary, to be loaned by or invested in us by our stockholders, management and/or others. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a business combination.  Management’s plan includes obtaining additional funds through a combination of sales of our equity securities before, contemporaneously with, or following, the consummation of a business combination; and borrowings, although we do not believe that we will be eligible to borrow funds from a bank until at least a business combination is consummated.  However, here is no assurance that any additional funding will be available on terms that are favorable to us or at all.

We currently rely on loans from our sole director and officer, Qiuping Lu, to meet our expenses. There is no guarantee that Ms. Lu will continue to lend us funds to meet our expenses in the future. Currently, we do not have any other arrangements for financing.  We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available to us on satisfactory terms or at all, we may be unable to develop operations or meet our expenses.  Additionally, any equity financing in which we might engage would result in dilution to our existing shareholders.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues.  As of December 31, 2014 and December 31, 2013, we had not generated any revenues.

Operating Expenses.  For the year ended December 31, 2014, total operating expenses amounted to $103,094 as compared to $20,450 for the year ended December 31, 2013, an increase of $82,644 or 404%. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of legal, fees, accounting fees, transfer agents fees, filing fees, and consulting fees.

Other income (expenses).  During the year ended December 31, 2014 and 2013, we recorded $5,270 and $864 in imputed interest expenses related to advances outstanding to related parties. The imputed interest was recorded in Company’s financial statements under paid-in capital.

Net Loss.  During the years ended December 31, 2014 and 2013, we had a net loss of $108,364 and $20,314, respectively.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $2,122, had liabilities of $93,623, and had a working capital deficit of $91,401. We expect to incur continued losses during 2015, possibly even longer.

For the years ended December 31, 2014 and 2013, net cash used in operating activities amounted to $99,798 and $20,000, respectively. We expect to require working capital of approximately $100,000 over the next 12 months to meet our financial obligations.

For the years ended December 31, 2014 and 2013, net cash provided by financing activities amounted to $69,777 and $52,143, respectively. For the year ended December 31, 2014, we received proceeds from loans from officer of $69,777 for working capital purposes. For the year ended December 31, 2013, we received proceeds from loans from officer of $20,000 and proceeds from the sale of our common stock of $32,143, which were used for working capital purposes.

We have not generated any revenues from operations to date. It is not likely that we will generate any revenue until at least a business combination has been consummated. Even following a business combination, there is no guarantee that any revenues will be generated or that any revenues will be sufficient to meet our expenses. We may consider a business combination with a target company which itself has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop one or more new products or services, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.

Moreover, any target business that is selected may be financially unstable or in the early stages of development or growth, including businesses without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with a target company in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target company, there can be no assurance that we will properly ascertain or assess all significant risks.

The foregoing considerations raise substantial doubt about our ability to continue as a going concern.  We are currently planning on devoting the vast majority of our efforts to identifying, investigating and conducting due diligence on target companies; and negotiating, structuring, documenting and consummating a business combination. Our long-term ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, complete a business combination and, thereafter, achieve profitable operations.

We believe that we will be able to meet these costs through cash on hand and additional amounts, as may be necessary, to be loaned by or invested in us by our stockholders, management and/or others. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a business combination.  Management’s plan includes obtaining additional funds through a combination of sales of our equity securities before, contemporaneously with, or following, the consummation of a business combination; and borrowings, although we do not believe that we will be eligible to borrow funds from a bank until at least a business combination is consummated.  However, here is no assurance that any additional funding will be available on terms that are favorable to us or at all.

We currently rely on loans from our sole director and officer, Qiuping Lu, to meet our expenses. There is no guarantee that Ms. Lu will continue to lend us funds to meet our expenses in the future. Currently, we do not have any other arrangements for financing.  We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available to us on satisfactory terms or at all, we may be unable to develop operations or meet our expenses.  Additionally, any equity financing in which we might engage would result in dilution to our existing shareholders.

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

During the fiscal year ended December 31, 2013, Chin Yung Kong, then a director of the Company, advanced an aggregate $20,000 to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amount of $20,000 are payable on demand and, at December 31, 2014 and December 31, 2013, reflected as related party loans on the accompanying balance sheets.

During the fiscal year ended December 31, 2014, Ms. Lu, the sole director and officer of the Company, advanced an aggregate $69,777 to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amount of $69,777 are payable on demand and, at December 31, 2014, are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $5,270 and $864 was recorded for the year ended December 31, 2014 and 2013, and recorded as interest expense and an increase in paid-in capital, respectively.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

On April 4, 2014, we entered into a memorandum of understanding (the “MOU”) with two business consultants. Under the MOU, the consultants were to provide certain services to the Company and the Company was to have issued 10% of the issued and outstanding shares of our common stock to each consultant upon the completion of a reverse merger with a previously identified operating company, which reverse merger did not and will not take place. Pursuant to ASC 505-50, we did not recognize any expense during the period since the issuance of these shares of common stock was contingent upon the completion of a specific merger. Accordingly, no performance commitment has been reached nor has performance been completed.

As of December 31, 2014, we had no contractual obligations.

Off –Balance Sheet Operations

As of December 31, 2014, we had no off-balance sheet activities or operations.

Critical Accounting Policies

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2014 and December 31, 2013, we had no cash equivalents.

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

As of December 31, 2014 and December 31, 2013 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Income Taxes

We account for income taxes pursuant to FASB ASC 740, “Income Taxes”. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. We establish a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as us generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

On August 2014, FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-11.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our Annual Report for the year ended December 31, 2014 on Form 10-K with the SEC.

Based upon that evaluation, our management has concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2014 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and does not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of one (1) member who is also our only executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 28, 2010 and, as of December 31, 2014, have not been remedied. To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

●	Consider the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

●	Hire additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

●	Expand our board of directors to include additional independent individuals willing to perform directorial functions; and

●	Increase our workforce in preparation for commencing revenue producing operations.

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function, due to our limited resources, with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

●	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c)	Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of April 6, 2015, our executive officers and directors were as follows:

Name	Age	Position

Qiuping Lu	43	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Qiuping Lu, age 43, has served as the Company’s President, Chief Executive Officer, Chief Financial Officer and a director since June 27, 2012. She has served as the Board Director of Hong Kong Han Fang Zhen Bao Group Holding Company from 2003 to present. Ms. Lu was the Accounting Director of Jiangsu Jiu Jiu Accounting Firm from 1998 to 2003 and was the Accounting Director of Changzhou Nonferrous Metal Factory from 1991 to 1998. Ms. Lu graduated from the Accounting Major of Changzhou Industrial Institute in 1991.

As previously reported by the Company on Current Reports on Form 8-K, (i) on March 26, 2014, Chin Yung Kong resigned as a director and (ii) on April 5, 2014, Feng Fumin and Yubo Zheng resigned as directors. None of these resignations was as a result of any dispute with the Company.

Involvement in Certain Legal Proceedings

None of our directors and officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten years.

Corporate Governance

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012.

The OTC Bulletin Board, where our common stock is quoted under the trading symbol “CHGH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that our sole director does not meet the independence requirements of the Nasdaq Stock Market as currently in effect.

We do not have standing audit, compensation and corporate governance committees, or committees performing similar functions. Our Board, as a whole, handles the matters usually addressed by such committees. Our sole director is also the sole executive officer of the Company. Our Board does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost of retaining such a financial expert at this time is prohibitive.  Additionally, because we have not yet begun business operations, we believe the services of an audit committee financial expert are not necessary for us at this time.

At this time, we have not adopted corporate governance guidelines, a code of business conduct, a code of ethics or a related party transaction policy. We anticipate that as we engage in a business combination and commence operations, we will implement appropriate corporate governance structures to comply with SEC and/or stock exchange requirements that would be applicable to us at such time.

We maintain a corporate website and post our SEC filings on a page of that website. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated by reference into this or any other filing we make with the SEC.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board as a whole.  Therefore, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our Section 16 officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Copies of these filings must be furnished to us. Based solely upon a review of the forms filed with the SEC by our Section 16 officers, directors and beneficial owners of more than 10% of our common stock, regarding their ownership of, and transactions in, our common stock and upon written representations from such persons that no additional forms were required, we believe that during the 2014 fiscal year all Section 16(a) reports were timely filed.

Item 11.  Executive Compensation

No compensation has been paid to our officers during the fiscal years 2013 and 2014. We have no current plans to begin paying our officers any compensation until our business becomes operational.

Director Compensation

No compensation has been paid to our directors during the fiscal years 2013 and 2014 during the periods that they served as such.  We have no current plans to begin paying our directors any compensation until our business becomes operational.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of April 6, 2015 by (i) each named executive officer; (ii) each member of our Board of Directors; (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock; and (iv) all of our named executive officers and directors as a group:

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

5% Shareholders

Chin Yung Kong 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province People’s Republic of China	10,000,000	27.44%

Qiuping Lu President, CEO, CFO, Treasurer, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province People’s Republic of China	5,000,000	13.72%

Fumin Feng 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province People’s Republic of China	5,000,000	13.72%

Guangyuang Liu Room 402, Ding Dan Yuan, 16th Building, Huai De Yuan, Zhong Lou District Jiangsu Province People’s Republic of China	2,340,000	6.42%

Renliang Xu Room102,Bing Dan Yuan,51th Building, Shun Yuan New Village, Xinbei District Jiangsu Province People’s Republic of China	2,131,432	5.85%

Directors and Named Executive Officers

Qiuping Lu President, CEO, CFO, Treasurer, Director 4th Floor, Airport Industrial Park Business Center, No.35 Changjiang South Road, New District, Wuxi City, Jiangsu Province People’s Republic of China	5,000,000	13.72%

All directors and named executive officers as a group (1 person)	5,000,000	13.72%

(1)        Based on 36,443,119 shares of common stock issued and outstanding as of April 6, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnote, and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any authorized equity compensation plans nor during the fiscal year ended December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2013, Chin Yung Kong, then a director of the Company, advanced an aggregate $20,000 to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amount of $20,000 are payable on demand and, at December 31, 2014 and December 31, 2013, reflected as related party loans on the accompanying balance sheets. Of these amounts, a total of $20,000 was outstanding on December 31, 2014.

During the fiscal year ended December 31, 2014, Ms. Lu, then the sole director and officer of the Company, advanced an aggregate $69,777 to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amount of $69,777 are payable on demand and, at December 31, 2014, are reflected as related party loans on the accompanying balance sheets. Of these amounts, a total of $69,777 was outstanding on December 31, 2014.

Imputed interest of $5,270 and $864 was recorded for the year ended December 31, 2014 and 2013, and recorded interest expense and an increase in paid-in capital.

Director Independence

No member of management is required by us to work on a full time basis.  Accordingly, certain conflicts of interest may arise between us and our officers and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his or her fiduciary duties to us.

The OTC Markets, where our common stock is quoted under the trading symbol “CHGH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that none of our directors who served in that capacity at any time during 2014 met the independence requirements of the Nasdaq Stock Market as currently in effect.

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

	For the fiscal year ended December 31, 2014	For the fiscal year ended December 31, 2013

Audit Fees	$6,000	$6,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the fact that we currently have only one director, as well as the limited financial resources and operational state of the Company, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

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

(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2*	Amendment of Articles of Incorporation dated July 17, 2012

3.3*	Amendment of Articles of Incorporation dated December 19, 2013

3.4(1)	Bylaws

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference from our Registration Statement on Form S-1/A filed with the SEC on October 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Herb Group Holdings Corporation
(Registrant)

Date: April 14, 2015	By:	/s/ Qiuping Lu
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2*	Amendment of Articles of Incorporation dated July 17, 2012

3.3*	Amendment of Articles of Incorporation dated December 19, 2013

3.4(1)	Bylaws

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference from our Registration Statement on Form S-1/A filed with the SEC on October 12, 2010.

CHINA HERB GROUP HOLDINGS CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

CHINA HERB GROUP HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Herb Group Holdings Corporation

We have audited the accompanying balance sheets of China Herb Group Holdings Corporation as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Herb Group Holdings Corporation as of December 31, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 14, 2015

CHINA HERB GROUP HOLDINGS CORPORATION
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,122	$32,143
Prepaid expenses	100	-

TOTAL CURRENT ASSETS	2,222	32,143

TOTAL ASSETS	$2,222	$32,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,846	$450
Related party loans	89,777	20,000

TOTAL CURRENT LIABILITIES	93,623	20,450

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized, 36,443,119 shares
issued and outstanding at December 31, 2014 and December 31, 2013	36,443	36,443
Additional paid-in capital	104,753	99,483
Accumulated deficit	(232,597)	(124,233)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(91,401)	11,693

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,222	$32,143

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenues	$-	$-

Operating Expenses:
General and administrative	20,792	-
Legal fees	35,802	14,000
Accounting fees	26,500	6,000
Transfer agent fees	2,500	450
Consulting fees	12,000	-
Travel	4,500	-
Website	1,000	-

Total Operating Expenses	103,094	20,450

Loss from Operations	(103,094)	(20,450)

Other Expenses:
Interest expense - related party	(5,270)	(864)

Total Other Expense	(5,270)	(864)

Net Loss	$(108,364)	$(21,314)

Net loss per common share, basic and diluted	$-	$-

Weighted average number of common shares outstanding:
Basic and diluted	36,443,119	7,894,844

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2012	4,300,000	$4,300	$98,619	$(102,919)	$-

Common stock issued for cash	32,143,119	32,143	-	-	32,143

Imputed Interest	-	-	864	-	864

Net Loss	-	-	-	(21,314)	(21,314)

Balance at December 31, 2013	36,443,119	36,443	99,483	(124,233)	11,693

Imputed Interest	-	-	5,270	-	5,270

Net Loss	-	-	-	(108,364)	(108,364)

Balance at December 31, 2014	36,443,119	$36,443	$104,753	$(232,597)	$(91,401)

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

	For the Years Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(108,364)	$(21,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loans	5,270	864
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(100)	-
Increase in accounts payable	3,396	450

NET CASH USED IN OPERATING ACTIVITIES	(99,798)	(20,000)

FINANCING ACTIVITIES:
Proceeds from loan from officer	69,777	20,000
Proceeds from issuance of common stock	-	32,143

NET CASH PROVIDED BY FINANCING ACTIVITIES	69,777	52,143

NET (DECREASE) INCREASE IN CASH	(30,021)	32,143

Cash, beginning of year	32,143	-

Cash, end of year	$2,122	$32,143

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these statements

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 - ORGANIZATION

China Herb Group Holdings Corporation (the “Company”) was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010.

On June 27, 2012, Eric R. Boyer and Nina Edstrom (collectively, the “Sellers”), who were then the major shareholders of the Company, entered into a Share Purchase Agreement with Chin Yung Kong, Qiuping Lu and Fumin Feng (collectively, the “Purchasers”), pursuant to which the Sellers sold to the Purchasers an aggregate 4,000,000 shares of the common stock of the Company, which represented approximately 93% of the then total issued and outstanding stock of the Company, for a total purchase price of $159,970 (the “Change in Control”). As result of this share purchase transaction, Chin Yung Kong, Qiuping Lu and Fumin Feng became the controlling shareholders of the Company.

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity. Through December 31, 2014, the Company has no revenues or operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements for China Herb Group Holdings Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission.

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

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

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

As of December 31, 2014 and 2013, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
December 31, 2014	-	-	-	-
December 31, 2013	-	-	-	-
Totals	-	-	-	-

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2014, and 2013, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relates to cash paid in advance for rent. These amounts are recognized as expense over the service period.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of December 31, 2014 and 2013, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the years ended December 31, 2014 and 2013, the Company had no dilutive financial instruments issued or outstanding.

Recent Accounting Pronouncements

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In June 2014, FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

The Company has implemented all new accounting pronouncements that are in effect that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 3 - GOING CONCERN

The Company has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.

As of December 31, 2014, the Company had $2,122 in cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 3 - GOING CONCERN (continued)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of December 31, 2014, the Company had an accumulated deficit and stockholders’ deficit of ($232,597) and $(91,401), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Loans

During the year ended December 31, 2013, Chin Yung Kong, the director and shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at December 31, 2014 and 2013, reflected as related party loans on the accompanying balance sheets.

During the year ended December 31, 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, advanced $69,777 to the Company for working capital purposes. These working capital advances of $69,777 are payable on demand and are reflected as related party loans on the accompanying balance sheet.

During the year ended December 31, 2014 and 2013, in connection with these related party loans, the Company imputed interest of $5,270 and $864, respectively, and recorded interest expense and an increase in paid-in capital.

NOTE 5 – STOCKHOLDERS EQUITY (DEFICIT)

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2014 and 2013, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

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

As of December 31, 2014 and 2013, the Company had 36,443,119 shares of its common stock issued and outstanding.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 6 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2014 and 2013 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2014 and 2013 were as follows:

	Years Ended December 31,
	2014	2013
Income tax benefit at U.S. statutory rate of 35%	$(37,927)	$(7,460)
Non-deductible interest	1,750	302
Change in valuation allowance	36,177	7,158
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2014 and 2013 was as follows:

Deferred Tax Asset:	December 31, 2014	December 31, 2013
Net operating loss carryforward	$72,161	$35,984
Valuation allowance	(72,161)	(35,984)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $206,174 at December 31, 2014. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2014 and 2013 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $36,177 in 2014. The potential tax benefit arising from the loss carryforward will expire in 2034.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position.

NOTE 7 - COMMITMENT

On April 4, 2014 the Company entered into a memorandum of understanding (the “MOU”) with Dr. Kiril Pandelisev and Yan Lawrence. Under the MOU, Dr. Pandelisev and Ms. Lawrence were to provide certain services to the Company and the Company was to have issued 10% of the issued and outstanding shares of the Company’s common stock to each of Dr. Pandelisev and Ms. Lawrence upon the completion of a reverse merger with a previously identified operating company, which reverse merger did not and will not take place. Pursuant to ASC 505-50, the Company did not recognize any expense during the period since the issuance of these shares is contingent upon the completion of a specific merger. Accordingly, no performance commitment has been reached nor has performance been completed.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

