Form 10-Q
period 2015-03-31
China Herb Group Holdings Corp
filed 2015-05-15
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,443,119 Shares of Common Stock, as of May 8, 2015.

ITEM 1. FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,090	$2,122
Prepaid expenses	400	100

TOTAL CURRENT ASSETS	3,490	2,222

TOTAL ASSETS	$3,490	$2,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$10,525	$3,846
Related party loans	106,923	89,777

TOTAL CURRENT LIABILITIES	117,448	93,623

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized, 36,443,119 shares issued and outstanding at March 31, 2015 and December 31, 2014	36,443	36,443
Additional paid-in capital	106,322	104,753
Accumulated deficit	(256,723)	(232,597)

TOTAL STOCKHOLDERS' DEFICIT	(113,958)	(91,401)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,490	$2,222

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating Expenses:
General and administrative	432	18,000
Legal fees	20,025	1,000
Accounting fees	1,500	19,500
Transfer agent fees	600	1,100
Consulting fees	-	12,000
Travel	-	4,500
Website	-	1,000

Total Operating Expenses	22,557	57,100

Loss from Operations	(22,557)	(57,100)

Other Expenses:
Interest expense - related party	(1,569)	(1,087)

Total Other Expense	(1,569)	(1,087)

Net Loss	$(24,126)	$(58,187)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	36,443,119	36,443,119

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,126)	$(58,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loans	1,569	1,087
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(300)	-
Increase in accounts payable	6,679	-

NET CASH USED IN OPERATING ACTIVITIES	(16,178)	(57,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from officer	17,146	57,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,146	57,100

NET INCREASE IN CASH	968	-

Cash, beginning of year	2,122	32,143

Cash, end of period	$3,090	$32,143

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

NOTE 1 - Organization

China Herb Group Holdings Corporation (the “Company”) was incorporated under the name “Island Radio, Inc.” under the laws of the State of Nevada on June 28, 2010.

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity. Through March 31, 2015, the Company has no revenues or operations.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheet as of March 31, 2015, statements of operations for the three months ended March 31, 2015 and 2014, and the statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2015 and its results of operations and its cash flows for the period ended March 31, 2015. The results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP for financial information and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

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

As of March 31, 2015 and December 31, 2014 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2015	-	-	-	-
December 31, 2014	-	-	-	-
Totals	-	-	-	-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three-month periods ended March 31, 2015 and 2014, the Company had no dilutive financial instruments issued or outstanding.

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

As of March 31, 2015, the Company had $3,090 in cash. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of March 31, 2015, the Company had an accumulated deficit of $(256,723). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - Related Party Transactions

Shareholder loans

During the year ended December 31, 2013, Chin Yung Kong, the then director and a shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at March 31, 2015 and December 31, 2014, reflected as shareholder loans on the accompanying balance sheets.

During the three months ended March 31, 2015 and 2014, Qiuping Lu, President, Chief Executive Officer, director and a shareholder of the Company, advanced $17,146 and $57,100 to the Company for working capital purposes, respectively. These working capital advances of $86,923 are payable on demand and are reflected as shareholder loans on the accompanying balance sheet.

During the three months ended March 31, 2015 and 2014, the Company imputed interest of $1,569 and $1,087 and recorded interest expense and an increase in paid-in capital, respectively.

NOTE 5 - Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of March 31, 2015 and December 31, 2014, the Company had 36,443,119 shares of common stock issued and outstanding.

NOTE 6 - Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2015 and December 31, 2014, the Company had no shares of preferred stock issued and outstanding.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial statements.

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

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2014. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate generating significant revenues until we acquire a business, are acquired by an existing business or develop a business organically. Accordingly, we must raise additional cash from sources other than operations.

We presently are exploring other such sources of funding, including raising funds through a public offering, a private placement of securities, debt or a combination of the foregoing. If we are unable to raise additional capital, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this Annual Report as filed with the SEC on Form 10-K.

Overview

Our original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, we changed our business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with our professional and business advisors in the United States and the People’s Republic of China, management decided during the third quarter of 2014 that this would no longer be our plan of operations. Our plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity. Through March 31, 2015, we had no revenues or operations.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues. During the three months ended March 31, 2015 and 2014, we have not generated any revenues.

Operating Expenses. For the three months ended March 31, 2015, total operating expenses amounted to $22,557 as compared to $57,100 for the three months ended March 31, 2014, a decrease of $34,543. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which include legal fees, accounting fees, transfer agent fees, filing fees and consulting fees.

Other expenses. During the three months ended March 31, 2015 and 2014, we recorded $1,569 and $1,087 in imputed interest expenses related to advances outstanding to related parties. The imputed interest was recorded in our financial statements under paid-in capital.

Net Loss. During the three months ended March 31, 2015 and 2014, we had a net loss of $24,126 and $58,187, respectively.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $3,090, liabilities of $117,448, and a working capital deficit of $113,958. As of December 31, 2014, we had cash of $2,122, liabilities of $93,623, and a working capital deficit of $91,401. We expect to incur continued losses during 2015, possibly even longer until we commence operations and those operations are profitable.

For the three months ended March 31, 2015 and 2014, net cash used in operating activities amounted to $16,178 and $57,100, respectively. We expect to require working capital of approximately $70,000 over the next 12 months to meet our financial obligations.

For the three months ended March 31, 2015 and 2014, net cash provided by financing activities amounted to $17,146 and $57,100, respectively. For the three months ended March 31, 2015 and 2014, we received proceeds from loans from officer of $17,146 and $57,100, respectively, for working capital purposes.

We have not generated any revenues from operations to date. It is not likely that we will generate any revenue until at least a business combination has been consummated or we develop a business organically. Even following a business combination or development of a business organically, there is no guarantee that any revenues will be generated, that any revenues will be sufficient to meet our expenses or that we will ever become profitable. We may consider a business combination with a target company which itself has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop one or more new products or services, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.

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

The foregoing considerations raise substantial doubt about our ability to continue as a going concern.  We are currently planning on devoting the vast majority of our efforts to identifying, investigating and conducting due diligence on target companies; and negotiating, structuring, documenting and consummating a business combination. Our long-term ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, complete a business combination or develop a business organically and, thereafter, achieve profitable operations.

We believe that we will be able to meet these costs through cash on hand and additional amounts, as may be necessary, to be loaned by or invested in us by our stockholders, management and/or others. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a business combination or develop a business organically.  Management’s plan includes obtaining additional funds through a combination of sales of our equity securities before, contemporaneously with, or following, the consummation of a business combination or development of a business organically; and borrowings, although we do not believe that we will be eligible to borrow funds from a bank until at least a business combination is consummated or a business is developed organically.  However, here is no assurance that any additional funding will be available on terms that are favorable to us or at all.

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

During the fiscal year ended December 31, 2013, Chin Yung Kong, then a director of the Company, advanced an aggregate $20,000 to the Company to pay some of our expenses and for working capital purposes. These advances in the aggregate amount of $20,000 are payable on demand and, at March 31, 2015 and December 31, 2014, reflected as related party loans on the accompanying balance sheets.

During the three months ended March 31, 2015, Ms. Lu, the sole director and officer of the Company, advanced an aggregate $17,146 to the Company to pay some of our expenses and for working capital purposes. During the fiscal year ended December 31, 2014, Ms. Lu advanced an aggregate $69,777 to the Company to pay some of our expenses and for working capital purposes. These advances in the aggregate amount of $86,923 are payable on demand and, at March 31, 2015, are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $1,569 and $1,087 was recorded for the three months ended March 31, 2015 and 2014, and recorded as interest expense and an increase in paid-in capital, respectively.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 14, 2015, which can be found in our Annual Report on Form 10-K filed with the SEC on April 14, 2015. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off -Balance Sheet Operations

As of March 31, 2015, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with U.S. GAAP for financial information and in accordance with Regulation S-X promulgated by the SEC. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited financial statements.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2015 and December 31, 2014, we had no cash equivalents.

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

As of March 31, 2015 and December 31, 2014 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2014. These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2015, have not been remedied.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Herb Group Holdings Corporation
(Registrant)

Date: May 15, 2015	By:	/s/ QIUPING LU
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

