Form 10-Q
period 2015-06-30
China Herb Group Holdings Corp
filed 2015-08-11
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 36,443,119 Shares of Common Stock, as of August 10, 2015.

ITEM 1. FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION
BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,085	$2,122
Prepaid expenses	100	100

TOTAL CURRENT ASSETS	3,185	2,222

TOTAL ASSETS	$3,185	$2,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$9,992	$3,846
Related party loans	126,024	89,777

TOTAL CURRENT LIABILITIES	136,016	93,623

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 70,000,000 shares authorized, 36,443,119 shares
issued and outstanding at June 30, 2015 and December 31, 2014	36,443	36,443
Additional paid-in capital	108,698	104,753
Accumulated deficit	(277,972)	(232,597)

TOTAL STOCKHOLDERS' DEFICIT	(132,831)	(91,401)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,185	$2,222

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses:
General and administrative	3,941	-	4,373	16,962
Legal fees	5,035	3,765	25,060	5,803
Accounting fees	7,680	1,000	9,180	20,500
Transfer agent fees	550	179	1,150	1,279
Consulting fees	1,667	-	1,667	12,000
Travel	-	-	-	4,500
Website	-	-	-	1,000

Total Operating Expenses	18,873	4,944	41,430	62,044

Loss from Operations	(18,873)	(4,944)	(41,430)	(62,044)

Other Expenses:
Interest expense - related party	(2,376)	(1,700)	(3,945)	(2,787)

Total Other Expense	(2,376)	(1,700)	(3,945)	(2,787)

Net Loss	$(21,249)	$(6,644)	$(45,375)	$(64,831)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	36,443,119	36,443,119	36,443,119	36,443,119

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION
STATEMENTS OF CASH FLOW

	For the Six Months Ended
	June 30,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,375)	$(64,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loans	3,945	2,787
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	(30,000)
Increase in accounts payable	6,146	4,903

NET CASH USED IN OPERATING ACTIVITIES	(35,284)	(87,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from officer	36,247	57,200

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,247	57,200

NET INCREASE (DECREASE) IN CASH	963	(29,941)

Cash, beginning of year	2,122	32,143

Cash, end of period	$3,085	$2,202

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity. Through June 30, 2015, the Company has no revenues or operations.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheet as of June 30, 2015, statements of operations for the three and six months ended June 30, 2015 and 2014, and the statements of cash flows for the six months ended June 30, 2015 and 2014, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2015 and its results of operations and its cash flows for the periods ended June 30, 2015. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP for financial information and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and six months ended June 30, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

As of June 30, 2015 and December 31, 2014 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2015	-	-	-	-
December 31, 2014	-	-	-	-
Totals	-	-	-	-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and six months ended June 30, 2015 and 2014, the Company had no dilutive financial instruments issued or outstanding.

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

As of June 30, 2015, the Company had $3,085 in cash. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of June 30, 2015, the Company had an accumulated deficit of $(277,972). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - Related Party Transactions

Shareholder loans

During the year ended December 31, 2013, Chin Yung Kong, the then director and a shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at June 30, 2015 and December 31, 2014, reflected as related party loans on the accompanying balance sheets.

During the six months ended June 30, 2015 and 2014, Qiuping Lu, President, Chief Executive Officer, director and a shareholder of the Company, advanced $36,247 and $57,200 to the Company for working capital purposes, respectively. At June 30, 2015 and December 31, 2014, outstanding working capital advances amounted to $106,024 and $69,777, respectively, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

During the three months ended June 30, 2015 and 2014, the Company imputed interest of $2,376 and $1,700 and recorded interest expense and an increase in paid-in capital, respectively. During the six months ended June 30, 2015 and 2014, the Company imputed interest of $3,945 and $2,787 and recorded interest expense and an increase in paid-in capital, respectively.

NOTE 5 - Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of June 30, 2015 and December 31, 2014, the Company had 36,443,119 shares of common stock issued and outstanding.

NOTE 6 - Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share. As of June 30, 2015 and December 31, 2014, the Company had no shares of preferred stock issued and outstanding.

NOTE 7 - Recent Accounting Pronouncements

On August 2014, FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

Overview

Our original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, we changed our business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with our professional and business advisors in the United States and the People’s Republic of China, management decided during the third quarter of 2014 that this would no longer be our plan of operations. Our plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity. Through June 30, 2015, we had no revenues or operations.

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

Revenues. During the three and six months ended June 30, 2015 and 2014, we have not generated any revenues.

Operating Expenses. For the three months ended June 30, 2015, total operating expenses amounted to $18,873 as compared to $4,944 for the three months ended June 30, 2014, an increase of $13,929. For the six months ended June 30, 2015, total operating expenses amounted to $41,430 as compared to $62,044 for the six months ended June 30, 2014, a decrease of $20,614. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which include legal fees, accounting fees, transfer agent fees, filing fees and consulting fees.

Other expenses. During the three months ended June 30, 2015 and 2014, we recorded $2,376 and $1,700 in imputed interest expenses related to advances outstanding to related parties, respectively. During the six months ended June 30, 2015 and 2014, we recorded $3,945 and $2,787 in imputed interest expenses related to advances outstanding to related parties, respectively. The imputed interest was recorded in our financial statements under paid-in capital.

Net Loss. During the three months ended June 30, 2015 and 2014, we had a net loss of $21,249 and $6,644, respectively. During the six months ended June 30, 2015 and 2014, we had a net loss of $45,375 and $64,831, respectively.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $3,085, liabilities of $136,016, and a working capital deficit of $132,831. As of December 31, 2014, we had cash of $2,122, liabilities of $93,623, and a working capital deficit of $91,401. We expect to incur continued losses during 2015, possibly even longer until we commence operations and those operations are profitable.

For the six months ended June 30, 2015 and 2014, net cash used in operating activities amounted to $35,284 and $87,141, respectively. We expect to require working capital of approximately $70,000 over the next 12 months to meet our financial obligations.

For the six months ended June 30, 2015 and 2014, net cash provided by financing activities amounted to $36,247 and $57,200, respectively. For the six months ended June 30, 2015 and 2014, we received proceeds from loans from officer of $36,247 and $57,200, respectively, for working capital purposes.

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

During the fiscal year ended December 31, 2013, Chin Yung Kong, then a director of the Company, advanced an aggregate $20,000 to the Company to pay some of our expenses and for working capital purposes. These advances in the aggregate amount of $20,000 are payable on demand and, at June 30, 2015 and December 31, 2014, are reflected as related party loans on the accompanying balance sheets.

During the six months ended June 30, 2015, Ms. Lu, the sole director and officer of the Company, advanced an aggregate amount of $36,247 to the Company to pay our expenses and for working capital purposes. During the fiscal year ended December 31, 2014, Ms. Lu advanced an aggregate $69,777 to the Company to pay our expenses and for working capital purposes. These advances in the aggregate amount of $106,024 are payable on demand and, at June 30, 2015, are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $2,376 and $1,700 was recorded for the three months ended June 30, 2015 and 2014, and recorded as interest expense and an increase in paid-in capital, respectively. Imputed interest of $3,945 and $2,787 was recorded for the six months ended June 30, 2015 and 2014, and recorded as interest expense and an increase in paid-in capital, respectively.

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

Off -Balance Sheet Operations

As of June 30, 2015, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, we had no cash equivalents.

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

As of June 30, 2015 and December 31, 2014 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Recently Issued Accounting Pronouncements

On August 2014, FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

Based on management’s assessment, we have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2014. These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2015, have not been remedied.

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

China Herb Group Holdings Corporation
(Registrant)

Date: August 11, 2015	By:	/s/ QIUPING LU
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

