Form 10-Q
period 2016-09-30
China Herb Group Holdings Corp
filed 2016-11-01
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2016

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,493,120 Shares of Common Stock, as of November 1, 2016.

ITEM 1. FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$1,795
Prepaid expenses	7,792	-

TOTAL CURRENT ASSETS	7,792	1,795

TOTAL ASSETS	$7,792	$1,795

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdrafts	$36	$-
Accounts payable	1,160	4,340
Related party loans	188,505	153,748

TOTAL CURRENT LIABILITIES	189,701	158,088

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 37,493,120 and 36,443,119 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	37,493	36,443
Additional paid-in capital	124,573	114,570
Accumulated deficit	(343,975)	(307,306)

TOTAL STOCKHOLDERS' DEFICIT	(181,909)	(156,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,792	$1,795

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses:
General and administrative	7,621	1,398	13,477	5,771
Legal fees	-	5,000	-	30,060
Accounting fees	2,700	2,000	11,150	11,180
Transfer agent fees	1,129	300	2,039	1,450
Consulting fees	-	1,667	-	3,334

Total Operating Expenses	11,450	10,365	26,666	51,795

Loss from Operations	(11,450)	(10,365)	(26,666)	(51,795)

Other Expense:
Interest expense - related parties	(3,634)	(2,866)	(10,003)	(6,811)

Total Other Expense	(3,634)	(2,866)	(10,003)	(6,811)

Net Loss	$(15,084)	$(13,231)	$(36,669)	$(58,606)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	36,979,533	36,443,119	36,623,229	36,443,119

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

	For the Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,669)	$(58,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related parties loans	10,003	6,811
Changes in operating assets and liabilities:
Increase in prepaid expenses	(7,792)	(1,567)
Decrease in accounts payable	(3,180)	(3,546)

NET CASH USED IN OPERATING ACTIVITIES	(37,638)	(56,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	36	-
Proceeds from sale of common stock	1,050	-
Proceeds from loans from officer	34,757	57,871

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,843	57,871

NET (DECREASE) INCREASE IN CASH	(1,795)	963

Cash, beginning of period	1,795	2,122

Cash, end of period	$-	$3,085

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity. Through September 30, 2016, the Company has no revenues or operation.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheets as of September 30, 2016, statements of operations for the three and nine months ended September 30, 2016 and 2015, and the statements of cash flows for the nine months ended September 30, 2016 and 2015, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2016 and its results of operations and its cash flows for the period ended September 30, 2016. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP for financial information and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position as of September 30, 2016 and operating results for the three and nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016 and December 31, 2015, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
September 30, 2016	-	-	-	-
December 31, 2015	-	-	-	-
Total	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of September 30, 2016 and December 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and nine months ended September 30, 2016 and 2015, the Company had no dilutive financial instruments issued or outstanding.

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

As of September 30, 2016, the Company did not have any cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of September 30, 2016, the Company had an accumulated deficit and stockholders’ deficit of $(343,975) and $(181,909), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - Related Party Transactions

Related Party Loans

In year 2013, Chin Yung Kong, the director and shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at September 30, 2016 and December 31, 2015, reflected as related party loans on the accompanying balance sheets.

Starting from year 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. As of September 30, 2016 and December 31, 2015, these working capital advances amounted to $168,505 and $133,748, respectively, are reflected as related party loans on the accompanying balance sheets.

During the three months ended September 30, 2016 and 2015, in connection with these related party loans, the Company imputed interest of $3,634 and $2,866, respectively, and recorded interest expense and an increase in additional paid-in capital.

During the nine months ended September 30, 2016 and 2015, in connection with these related party loans, the Company imputed interest of $10,003 and $6,811, respectively, and recorded interest expense and an increase in additional paid-in capital.

NOTE 5 – Stockholders’ Equity (Deficit)

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of September 30, 2016 and December 31, 2015, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of September 30, 2016 and December 31, 2015, the Company had 37,493,120 and 36,443,119 shares of its common stock issued and outstanding, respectively.

Common Stock Sold for Cash

On August 15, 2016, the Company sold 1,050,001 shares of common stock at a purchase price of $0.001 per share to 28 investors pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $1,050.

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

Overview

Our original business plan was to become a commercial FM radio broadcaster. Subsequently, following a change in control, we changed our business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with our professional and business advisors in the United States and the People’s Republic of China, management decided during the third quarter of 2014 that this would no longer be our plan of operations. Our plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity. Through September 30, 2016, we had no revenues or operations.

Results of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Revenues. As of September 30, 2016, we had not generated any revenues.

Operating Expenses. For the three months ended September 30, 2016, total operating expenses amounted to $11,450 as compared to $10,365 for the three months ended September 30, 2015, an increase of $1,085 or 10.5%. For the nine months ended September 30, 2016, total operating expenses amounted to $26,666 as compared to $51,795 for the nine months ended September 30, 2015, a decrease of $25,129 or 48.5%. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have primarily consisted of legal fees, accounting fees, transfer agent fees, filing fees, OTC markets listing fees, and consulting fees.

Other expenses. During the three months ended September 30, 2016 and 2015, we recorded $3,634 and $2,866, respectively, in imputed interest expense related to advances outstanding to related parties. During the nine months ended September 30, 2016 and 2015, we recorded $10,003 and $6,811, respectively, in imputed interest expense related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

Net Loss. During the three months ended September 30, 2016 and 2015, we had a net loss of $15,084 and $13,231, respectively. During the nine months ended September 30, 2016 and 2015, we had a net loss of $36,669 and $58,606, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we did not have any cash and had prepaid expenses of $7,792, had liabilities of $189,701, and had a working capital deficit of $181,909. We expect to incur continued losses during the remainder of 2016, possibly even longer until we commence operations and those operations are profitable.

For the nine months ended September 30, 2016 and 2015, net cash used in operating activities amounted to $37,638 and $56,908, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the nine months ended September 30, 2016 and 2015, net cash provided by financing activities amounted to $35,843 and $57,871, respectively. For the nine months ended September 30, 2016, we received cash from bank drafts of $36, proceeds from sale of common stock of $1,050 and proceeds from loans from officer of $34,757 for working capital purposes. For the nine months ended September 30, 2015, we received proceeds from loans from officer of $57,871 for working capital purposes.

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

During the nine months ended September 30, 2016 and 2015, Ms. Lu, the sole director and officer of us, advanced an aggregate $34,757 and $57,871, respectively, to us to pay some of our expenses and for working capital purposes. These advances in the aggregate amounts of $168,505 and $133,748, respectively, at September 30, 2016 and December 31, 2015, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $3,634 and $2,866 was recorded for the three months ended September 30, 2016 and 2015, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively. Imputed interest of $10,003 and $6,811 was recorded for the nine months ended September 30, 2016 and 2015, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

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

As of September 30, 2016, we had no contractual obligations.

Off –Balance Sheet Operations

As of September 30, 2016, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, we had no cash equivalents.

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

As of September 30, 2016 and December 31, 2015, we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Based on management’s assessment, we have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2015. These weaknesses have existed since our inception on June 28, 2010 and, as of September 30, 2016, have not been remedied.

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

China Herb Group Holdings Corporation
(Registrant)

Date: November 1, 2016	By:	/s/ QIUPING LU
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

