Form 10-K
period 2016-12-31
China Herb Group Holdings Corp
filed 2017-03-27
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2016

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

1333 S. University Dr., Suite 202, Plantation, Florida 33324

(Address of principal executive offices and zip code)

(919) 869-0279

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2016, was $64,128,164 (based upon the closing price of the registrant’s common stock of $3.90 per share as reported by the OTC Bulletin Board for the last trading date prior to this date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 37,493,120 shares of common stock, as of March 27, 2017.

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

We will look for potential target companies in a broad range of industries and we may engage in a business combination with any type of business. We intend to focus on target companies that are located or operate exclusively or primarily in China, although, under certain circumstances, we would consider a business combination with a company located or operating in a different country. The circumstances under which we would consider a business combination with a company located or operating in a country other than China would be primarily those situations where we are unable to locate a suitable business combination candidate in China or in response to a change in interest on the part of U.S. investors in investing in China such that such a business combination would no longer be considered advantageous to us.

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

Our offices are located at 1333 S. University Dr., Suite 202, Plantation, Florida 33324, and our telephone number is (919) 869-0279.

Employees

As of December 31, 2016, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our sole director and officer, Qiuping Lu. Ms. Lu is engaged in outside business activities and anticipates that she will devote very limited time to our business until a successful business opportunity has been identified. We currently expect no significant changes in the number of our employees other than such changes, if any, incidental to a business combination.

Item 1A.  Risk Factors

As a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company does not own any office space or equipment. The Company pays a comprehensive service fee in the amount of $100 per month on a month-to-month basis for its offices located at 1333 S. University Dr., Suite 202, Plantation, Florida 33324.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter ended March 31	$3.75	$3.75	$3.75	$3.75
Second Quarter ended June 30	$3.90	$3.75	$3.75	$3.75
Third Quarter ended September 30	$3.90	$3.90	$3.75	$3.75
Fourth Quarter ended December 31	$3.90	$3.90	$3.75	$3.75

As of March 27, 2017, there were 74 registered holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 27, 2017, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

On August 15, 2016, we sold 1,050,001 shares of common stock at a purchase price of $0.001 per share to 28 investors pursuant to 28 stock purchase agreements. We did not engage a placement agent with respect to the sale. We received proceeds of $1,050.

Issuer Purchases of Equity Securities

We have not repurchased any of our equity securities during the period covered by this report.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the year ended December 31, 2016 and 2015 and financial condition as of December 31, 2016 should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues.  As of December 31, 2016 and 2015, we had not generated any revenues.

Operating Expenses.  For the year ended December 31, 2016, total operating expenses amounted to $36,823 as compared to $64,892 for the year ended December 31, 2015, a decrease of $28,069 or 43.3%. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of legal, fees, accounting fees, transfer agents fees, filing fees, and consulting fees.

Other income (expenses).  During the year ended December 31, 2016 and 2015, we recorded $13,841 and $9,817, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital. During the year ended December 31, 2016, we recorded other expense of $10,000 and we did not have other expense in the year ended December 31, 2015.

Net Loss.  During the year ended December 31, 2016 and 2015, we had a net loss of $60,664 and $74,709, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we did not have any cash, while, we had liabilities of $206,433, and had a working capital deficit of $202,066. We expect to incur continued losses during 2017, possibly even longer.

For the year ended December 31, 2016 and 2015, net cash used in operating activities amounted to $44,169 and $64,298, respectively. We expect to require working capital of approximately $100,000 over the next 12 months to meet our financial obligations.

For the year ended December 31, 2016 and 2015, net cash provided by financing activities amounted to $42,374 and $63,971, respectively. For the year ended December 31, 2016, we received proceeds from sale of common stock of $1,050 and received proceeds from loans from officer of $41,324 for working capital purposes. For the year ended December 31, 2015, we received proceeds from loans from officer of $63,971 for working capital purposes.

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

During the fiscal year ended December 31, 2016 and 2015, Ms. Lu, the sole director and officer of us, advanced an aggregate $41,324 and $63,971, respectively, to us to pay some of our expenses and for working capital purposes. These advances in the aggregate amounts of $175,072 and $133,748, respectively, at December 31, 2016 and 2015, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $13,841 and $9,817 was recorded for the year ended December 31, 2016 and 2015, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

As of December 31, 2016, we had no contractual obligations.

Off –Balance Sheet Operations

As of December 31, 2016, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, we had no cash equivalents.

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

As of December 31, 2016 and 2015, we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-10.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our Annual Report for the year ended December 31, 2016 on Form 10-K with the SEC.

Based upon that evaluation, our management has concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2016 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of one (1) member who is also our only executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 28, 2010 and, as of December 31, 2016, have not been remedied. To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 due to control deficiencies that constituted material weaknesses.

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

(a)	Attestation Report of the Registered Public Accounting Firm

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

(b)	Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of March 27, 2017, our executive officers and directors were as follows:

Name	Age	Position

Qiuping Lu	45	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Qiuping Lu, age 45, has served as the Company’s President, Chief Executive Officer, Chief Financial Officer and a director since June 27, 2012. She has served as the Board Director of Hong Kong Han Fang Zhen Bao Group Holding Company from 2003 to present. Ms. Lu was the Accounting Director of Jiangsu Jiu Jiu Accounting Firm from 1998 to 2003 and was the Accounting Director of Changzhou Nonferrous Metal Factory from 1991 to 1998. Ms. Lu graduated from the Accounting Major of Changzhou Industrial Institute in 1991.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our Section 16 officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Copies of these filings must be furnished to us. Based solely upon a review of the forms filed with the SEC by our Section 16 officers, directors and beneficial owners of more than 10% of our common stock, regarding their ownership of, and transactions in, our common stock and upon written representations from such persons that no additional forms were required, we believe that during the 2016 fiscal year all Section 16(a) reports were timely filed.

Item 11.  Executive Compensation

No compensation has been paid to our officers during the fiscal year 2016 and 2015. We have no current plans to begin paying our officers any compensation until our business becomes operational.

Director Compensation

No compensation has been paid to our directors during the fiscal year 2016 and 2015 during the periods that they served as such.  We have no current plans to begin paying our directors any compensation until our business becomes operational.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 27, 2017 by (i) each named executive officer; (ii) each member of our Board of Directors; (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock; and (iv) all of our named executive officers and directors as a group:

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

5% Shareholders

Qiuping Lu President, CEO, CFO, Treasurer, Director #1501, Unit Yi, Building 2, Xinfengyuan Community, Qinglong Jiedao Tianning District, Changzhou City Jiangsu Province People’s Republic of China	15,000,000	40.01%

Fumin Feng Block 5, Room 2503 No. 93 Jianguo Road, Chaoyang District, Beijing People’s Republic of China	5,000,000	13.34%

Guangyang Liu Room 402, Ding Dan Yuan, 16th Building, Huai De Yuan, Zhong Lou District Jiangsu Province People’s Republic of China	2,340,000	6.24%

Renliang Xu Room102,Bing Dan Yuan,51th Building, Shun Yuan New Village, Xinbei District Jiangsu Province People’s Republic of China	2,131,432	5.68%

Directors and Named Executive Officers

Qiuping Lu #1501, Unit Yi, Building 2, Xinfengyuan Community, Qinglong Jiedao Tianning District, Changzhou City Jiangsu Province People’s Republic of China	15,000,000	40.01%

All directors and named executive officers as a group (1 person)	15 ,000,000	40.01%

(1)	Based on 37,493,120 shares of common stock issued and outstanding as of March 27, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnote, and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any authorized equity compensation plans during the fiscal year ended December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2013, Chin Yung Kong, then a director of the Company, advanced an aggregate $20,000 to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amount of $20,000 are payable on demand and, at December 31, 2016 and 2015, reflected as related party loans on the accompanying balance sheets. Of these amounts, a total of $20,000 was outstanding at December 31, 2016 and 2015.

During the fiscal year ended December 31, 2016 and 2015, Ms. Lu, then the sole director and officer of the Company, advanced an aggregate $41,324 and $63,971, respectively, to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amounts of $175,072 and $133,748, respectively, are payable on demand and, at December 31, 2016 and 2015, are reflected as related party loans on the accompanying balance sheets. Of these amounts, a total of $175,072 and $133,748, respectively, was outstanding at December 31, 2016 and 2015.

Imputed interest of $13,841 and $9,817 was recorded for the year ended December 31, 2016 and 2015, respectively, and recorded as interest expense and an increase in additional paid-in capital.

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

The OTC Markets, where our common stock is quoted under the trading symbol “CHGH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that none of our directors who served in that capacity at any time during 2016 met the independence requirements of the Nasdaq Stock Market as currently in effect.

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

	For the fiscal year ended December 31, 2016	For the fiscal year ended December 31, 2015

Audit Fees	$6,850	$6,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Articles of Incorporation

3.2 (2)	Amendment of Articles of Incorporation dated July 17, 2012

3.3 (2)	Amendment of Articles of Incorporation dated December 19, 2013

3.4 (1)	Bylaws

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the SEC on October 12, 2010.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 14, 2015.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Herb Group Holdings Corporation
(Registrant)

Date: March 27, 2017	By:	/s/ Qiuping Lu
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

CHINA HERB GROUP HOLDINGS CORPORATION

FINANCIAL STATEMENTS

December 31, 2016 and 2015

CHINA HERB GROUP HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Herb Group Holdings Corporation

We have audited the accompanying balance sheets of China Herb Group Holdings Corporation as of December 31, 2016 and 2015, and the related statements of operations, changes stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. China Herb Group Holdings Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Herb Group Holdings Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 27, 2017

CHINA HERB GROUP HOLDINGS CORPORATION

BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$1,795
Prepaid expenses	4,367	-

TOTAL CURRENT ASSETS	4,367	1,795

TOTAL ASSETS	$4,367	$1,795

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,361	$4,340
Related party loans	195,072	153,748

TOTAL CURRENT LIABILITIES	206,433	158,088

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 37,493,120 and 36,443,119 shares issued and outstanding at December 31, 2016 and 2015, respectively)	37,493	36,443
Additional paid-in capital	128,411	114,570
Accumulated deficit	(367,970)	(307,306)

TOTAL STOCKHOLDERS' DEFICIT	(202,066)	(156,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,367	$1,795

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

Revenues	$-	$-

Operating Expenses:
General and administrative	18,033	7,162
Legal fees	-	35,060
Accounting fees	13,350	15,895
Transfer agent fees	5,440	1,775
Consulting fees	-	5,000

Total Operating Expenses	36,823	64,892

Loss from Operations	(36,823)	(64,892)

Other Expense:
Interest expense - related parties	(13,841)	(9,817)
Other expense	(10,000)	-

Total Other Expense	(23,841)	(9,817)

Net Loss	$(60,664)	$(74,709)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	36,841,890	36,443,119

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	36,443,119	$36,443	$104,753	$(232,597)	$(91,401)

Imputed Interest	-	-	9,817	-	9,817

Net Loss	-	-	-	(74,709)	(74,709)

Balance at December 31, 2015	36,443,119	36,443	114,570	(307,306)	(156,293)

Common stock sold for cash	1,050,001	1,050	-	-	1,050

Imputed Interest	-	-	13,841	-	13,841

Net Loss	-	-	-	(60,664)	(60,664)

Balance at December 31, 2016	37,493,120	$37,493	$128,411	$(367,970)	$(202,066)

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

	For the Year Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,664)	$(74,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related parties loans	13,841	9,817
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(4,367)	100
Increase in accounts payable and accrued liabilities	7,021	494

NET CASH USED IN OPERATING ACTIVITIES	(44,169)	(64,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,050	-
Proceeds from loans from officer	41,324	63,971

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,374	63,971

NET DECREASE IN CASH	(1,795)	(327)

Cash, beginning of year	1,795	2,122

Cash, end of year	$-	$1,795

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity. Through December 31, 2016, the Company has no revenues or operation.

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

As of December 31, 2016 and 2015, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Description	Level 1	Level 2	Level 3	Total Realized Loss
December 31, 2016	-	-	-	-
December 31, 2015	-	-	-	-
Total	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relates to cash paid in advance for rent and annual listing fee. These amounts are recognized as expense over the related service periods. At December 31, 2016 and 2015, prepaid expenses amounted $4,367 and $0, respectively.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of December 31, 2016 and 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the year ended December 31, 2016 and 2015, the Company had no dilutive financial instruments issued or outstanding.

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
December 31, 2016

NOTE 3 - GOING CONCERN

The Company has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.

As of December 31, 2016, the Company had $0 in cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of December 31, 2016, the Company had an accumulated deficit and stockholders’ deficit of $(367,970) and $(202,066), respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - RELATED PARTIES TRANSACTIONS

Related Parties Loans

In year 2013, Chin Yung Kong, the director and shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at December 31, 2016 and 2015, reflected as related party loans on the accompanying balance sheets.

Starting from year 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. As of December 31, 2016 and 2015, these working capital advances amounted to $175,072 and $133,748, respectively, are reflected as related party loans on the accompanying balance sheets.

During the year ended December 31, 2016 and 2015, in connection with these related party loans, the Company imputed interest of $13,841 and $9,817, respectively, and recorded interest expense and an increase in additional paid-in capital.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2016 and 2015, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of December 31, 2016 and 2015, the Company had 37,493,120 and 36,443,119 shares of its common stock issued and outstanding, respectively.

Common Stock Sold for Cash

On August 15, 2016, the Company sold 1,050,001 shares of common stock at a purchase price of $0.001 per share to 28 investors pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $1,050.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2016

NOTE 6 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2016 and 2015 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the year ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
Income tax benefit at U.S. statutory rate of 35%	$(21,232)	$(26,148)
Non-deductible interest	4,844	3,436
Change in valuation allowance	16,388	22,712
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2016 and 2015 was as follows:

Deferred Tax Asset:	December 31, 2016	December 31, 2015
Net operating loss carryforward	$111,166	$94,778
Valuation allowance	(111,166)	(94,778)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $317,619 at December 31, 2016. The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $16,388 in 2016. The potential tax benefit arising from the loss carryforward will expire in 2036.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

