Form 10-K
period 2017-12-31
China Herb Group Holdings Corp
filed 2018-03-07
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES  ☐  NO  ☒

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2017, was $68,223,168 (based upon the closing price of the registrant’s common stock of $3.90 per share as reported by the OTC Bulletin Board for the last trading date prior to this date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,136,540 shares of common stock, as of March 7, 2018.

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

Our office is located at 527 Siltstone Place, Cary, NC 27519, and our telephone number is (919) 869-0279.

Employees

As of December 31, 2017, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our sole director and officer, Qiuping Lu. Ms. Lu is engaged in outside business activities and anticipates that she will devote very limited time to our business until a successful business opportunity has been identified. We currently expect no significant changes in the number of our employees other than such changes, if any, incidental to a business combination.

Item 1A.  Risk Factors

As a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act, we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company does not own any office space or equipment. The Company uses office space of a related party, free of rent, which is considered immaterial.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since July 17, 2014, our common stock has been quoted on the OTCQB under the trading symbol “CHGH”.   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter ended March 31	$3.90	$3.90	$3.75	$3.75
Second Quarter ended June 30	$3.90	$3.90	$3.90	$3.75
Third Quarter ended September 30	$3.90	$3.90	$3.90	$3.90
Fourth Quarter ended December 31	$3.90	$3.90	$3.90	$3.90

As of March 7, 2018, there were 81 registered holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of March 7, 2018, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

On August 10, 2017, we sold 643,420 shares of common stock at a purchase price of $0.03 per share to 7 investors pursuant to 7 stock purchase agreements. We did not engage a placement agent with respect to the sale. We received proceeds of $19,303.

Issuer Purchases of Equity Securities

We have not repurchased any of our equity securities during the period covered by this report.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended December 31, 2017 and 2016 and financial condition as of December 31, 2017 should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues.  As of December 31, 2017 and 2016, we had not generated any revenues.

Operating Expenses.  For the year ended December 31, 2017, total operating expenses amounted to $32,486 as compared to $36,823 for the year ended December 31, 2016, a decrease of $4,337 or 11.8%. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fees, transfer agent fees, and filing fees.

Other income (expenses).  During the years ended December 31, 2017 and 2016, we recorded $15,745 and $13,841, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital. During the year ended December 31, 2016, we recorded other expense of $10,000 and we did not have other expense in the year ended December 31, 2017.

Net Loss.  During the years ended December 31, 2017 and 2016, we had a net loss of $48,231 and $60,664, respectively.

Liquidity and Capital Resources

As of December 31, 2017, we did not have any cash, while, we had liabilities of $218,582, and had a working capital deficit of $215,249. We expect to incur continued losses during 2018, possibly even longer.

For the years ended December 31, 2017 and 2016, net cash used in operating activities amounted to $31,813 and $44,169, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the years ended December 31, 2017 and 2016, net cash provided by financing activities amounted to $31,813 and $42,374, respectively. For the year ended December 31, 2017, we received proceeds from sale of common stock of $19,303, and received proceeds as advance for future common stock subscriptions of $2,937, and received proceeds from loans from officer of $31,813 for working capital purposes, and we made repayments for loans from officer of $22,240. For the year ended December 31, 2016, we received proceeds from sale of common stock of $1,050 and received proceeds from loans from officer of $41,324 for working capital purposes.

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

During the fiscal years ended December 31, 2017 and 2016, Ms. Lu, the sole director and officer of us, advanced an aggregate $31,813 and $41,324, respectively, to us to pay some of our expenses and for working capital purposes, and we made repayments to Ms. Lu of $22,240 in 2017. These advances in the aggregate amounts of $184,645 and $175,072, respectively, at December 31, 2017 and 2016, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $15,745 and $13,841 was recorded for the years ended December 31, 2017 and 2016, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

As of December 31, 2017, we had no contractual obligations.

Off –Balance Sheet Operations

As of December 31, 2017, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, we had no cash equivalents.

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

As of December 31, 2017 and 2016, we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Income Taxes

We account for income taxes pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-10.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our Annual Report for the year ended December 31, 2017 on Form 10-K with the SEC.

Based upon that evaluation, our management has concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2017 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of one (1) member who is also our only executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us;

●	The Company has no formal control process related to the identification and approval of related party transactions; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 28, 2010 and, as of December 31, 2017, have not been remedied. To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017 due to control deficiencies that constituted material weaknesses.

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

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of March 7, 2018, our executive officers and directors were as follows:

Name	Age	Position

Qiuping Lu	46	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Qiuping Lu, age 46, has served as the Company’s President, Chief Executive Officer, Chief Financial Officer and a director since June 27, 2012. She has served as the Board Director of Hong Kong Han Fang Zhen Bao Group Holding Company from 2003 to present. Ms. Lu was the Accounting Director of Jiangsu Jiu Jiu Accounting Firm from 1998 to 2003 and was the Accounting Director of Changzhou Nonferrous Metal Factory from 1991 to 1998. Ms. Lu graduated from the Accounting Major of Changzhou Industrial Institute in 1991.

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

Corporate Governance

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our Section 16 officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Copies of these filings must be furnished to us. Based solely upon a review of the forms filed with the SEC by our Section 16 officers, directors and beneficial owners of more than 10% of our common stock, regarding their ownership of, and transactions in, our common stock and upon written representations from such persons that no additional forms were required, we believe that during the 2017 fiscal year all Section 16(a) reports were timely filed.

Item 11.  Executive Compensation

No compensation has been paid to our officers during the years ended December 31, 2017 and 2016. We have no current plans to begin paying our officers any compensation until our business becomes operational.

Director Compensation

No compensation has been paid to our directors during the years ended December 31, 2017 and 2016. We have no current plans to begin paying our directors any compensation until our business becomes operational.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 7, 2018 by (i) each named executive officer; (ii) each member of our Board of Directors; (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock; and (iv) all of our named executive officers and directors as a group:

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

5% Shareholders

Qiuping Lu President, CEO, CFO, Treasurer, Director #1501, Unit Yi, Building 2, Xinfengyuan Community, Qinglong Jiedao Tianning District, Changzhou City Jiangsu Province People’s Republic of China	15,000,000	39.33%

Fumin Feng Block 5, Room 2503 No. 93 Jianguo Road, Chaoyang District, Beijing People’s Republic of China	5,000,000	13.11%

Guangyang Liu Room 402, Ding Dan Yuan, 16th Building, Huai De Yuan, Zhong Lou District Jiangsu Province People’s Republic of China	2,340,000	6.14%

Renliang Xu Room102, Bing Dan Yuan,51th Building, Shun Yuan New Village, Xinbei District Jiangsu Province People’s Republic of China	2,131,432	5.59%

Directors and Named Executive Officers

Qiuping Lu #1501, Unit Yi, Building 2, Xinfengyuan Community, Qinglong Jiedao Tianning District, Changzhou City Jiangsu Province People’s Republic of China	15,000,000	39.33%

All directors and named executive officers as a group (1 person)	15,000,000	39.33%

(1)        Based on 38,136,540 shares of common stock issued and outstanding as of March 7, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnote, and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any authorized equity compensation plans during the year ended December 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2013, Chin Yung Kong, then a director of the Company, advanced an aggregate $20,000 to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amount of $20,000 at December 31, 2017 and 2016, are payable on demand and are included in related party loans on the accompanying balance sheets.

During the years ended December 31, 2017 and 2016, Ms. Lu, the sole director and officer of the Company, advanced an aggregate $31,813 and $41,324, respectively, to the Company to pay some of its expenses and for working capital purposes. The Company made repayments of $22,240 to Ms. Lu in 2017. These advances in the aggregate amounts of $184,645 and $175,072, respectively, at December 31, 2017 and 2016, are payable on demand and are included in related party loans on the accompanying balance sheets.

Imputed interest of $15,745 and $13,841 was recorded for the years ended December 31, 2017 and 2016, respectively, and recorded as interest expense and an increase in additional paid-in capital.

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

The OTC Markets, where our common stock is quoted under the trading symbol “CHGH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that none of our directors who served in that capacity at any time during 2017 met the independence requirements of the Nasdaq Stock Market as currently in effect.

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

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Audit Fees	$7,050	$6,850
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

China Herb Group Holdings Corporation
(Registrant)

Date: March 7, 2018	By:	/s/ Qiuping Lu
Qiuping Lu President, Chief Executive Officer and Chief Financial Officer

CHINA HERB GROUP HOLDINGS CORPORATION

FINANCIAL STATEMENTS

December 31, 2017 and 2016

CHINA HERB GROUP HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Herb Group Holdings Corporation

We have audited the accompanying balance sheets of China Herb Group Holdings Corporation as of December 31, 2017 and 2016, and the related statements of operations, changes stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017. China Herb Group Holdings Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Herb Group Holdings Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 7, 2018

CHINA HERB GROUP HOLDINGS CORPORATION

BALANCE SHEETS

	As of
	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaid expenses	3,333	4,367

TOTAL CURRENT ASSETS	3,333	4,367

TOTAL ASSETS	$3,333	$4,367

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,000	$11,361
Advances for common stock purchases	2,937	-
Related party loans	204,645	195,072

TOTAL CURRENT LIABILITIES	218,582	206,433

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 38,136,540 and 37,493,120 shares issued and outstanding at December 31, 2017 and 2016, respectively)	38,137	37,493
Additional paid-in capital	162,815	128,411
Accumulated deficit	(416,201)	(367,970)

TOTAL STOCKHOLDERS' DEFICIT	(215,249)	(202,066)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,333	$4,367

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenues	$-	$-

Operating Expenses:
General and administrative	17,320	18,033
Accounting fees	13,650	13,350
Transfer agent fees	1,516	5,440

Total Operating Expenses	32,486	36,823

Loss from Operations	(32,486)	(36,823)

Other Expense:
Interest expense - related parties	(15,745)	(13,841)
Other expense	-	(10,000)

Total Other Expense	(15,745)	(23,841)

Net Loss	$(48,231)	$(60,664)

Net loss per common share, basic and diluted	$(0.001)	$(0.002)

Weighted average number of common shares outstanding:
Basic and diluted	37,746,962	36,841,890

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2015	36,443,119	$36,443	$114,570	$(307,306)	$(156,293)

Common stock sold for cash	1,050,001	1,050	-	-	1,050

Imputed interest	-	-	13,841	-	13,841

Net loss	-	-	-	(60,664)	(60,664)

Balance at December 31, 2016	37,493,120	37,493	128,411	(367,970)	(202,066)

Common stock sold for cash	643,420	644	18,659	-	19,303

Imputed interest	-	-	15,745	-	15,745

Net loss	-	-	-	(48,231)	(48,231)

Balance at December 31, 2017	38,136,540	$38,137	$162,815	$(416,201)	$(215,249)

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF CASH FLOW

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,231)	$(60,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related parties loans	15,745	13,841
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	1,034	(4,367)
(Decrease) increase in accounts payable and accrued liabilities	(361)	7,021

NET CASH USED IN OPERATING ACTIVITIES	(31,813)	(44,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received as advance for future common stock subscriptions	2,937	-
Proceeds from sale of common stock	19,303	1,050
Proceeds received from loans from officer	31,813	41,324
Repayments made for loans from officer	(22,240)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,813	42,374

NET DECREASE IN CASH	-	(1,795)

Cash, beginning of year	-	1,795

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company’s has extremely limited liquidity. Through December 31, 2017, the Company has no revenues or operation.

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

As of December 31, 2017 and 2016, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

Description	Level 1	Level 2	Level 3	Total Realized Loss
December 31, 2017	-	-	-	-
December 31, 2016	-	-	-	-
Total	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relate to cash paid in advance for annual listing fee. These amounts are recognized as expense over the related listing periods. At December 31, 2017 and 2016, prepaid expenses amounted $3,333 and $4,367, respectively.

Advances for Common Stock Purchases

Advances for common stock purchases consist of prepayments from investors for the purchase of common stock prior to the signing of a stock subscription agreement. The Company reclassified to equity the advances for common stock purchases at the time the stock subscription was signed. At December 31, 2017 and 2016, the Company had advances for common stock purchases of $2,937 and $0, respectively.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of December 31, 2017 and 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the years ended December 31, 2017 and 2016, the Company had no dilutive financial instruments issued or outstanding.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of December 31, 2017, the Company had $0 in cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company。

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of December 31, 2017, the Company had a working capital deficit, accumulated deficit and stockholders’ deficit of $215,249, $416,201 and $215,249, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - RELATED PARTIES TRANSACTIONS

Related Parties Loans

 In year 2013, Chin Yung Kong, the director and shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at December 31, 2017 and 2016, reflected as related party loans on the accompanying balance sheets.

Starting from year 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. As of December 31, 2017 and 2016, these working capital advances amounted to $184,645 and $175,072, respectively, are reflected as related party loans on the accompanying balance sheets. The Company made repayments of $22,240 to Qiuping Lu in 2017.

During the years ended December 31, 2017 and 2016, in connection with these related party loans, the Company imputed interest of $15,745 and $13,841, respectively, and recorded interest expense and an increase in additional paid-in capital.

Office Space from Related Party

The Company uses office space of a related party, free of rent, which is considered immaterial.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2017 and 2016, the Company had no shares of its preferred stock issued and outstanding.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2017

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of December 31, 2017 and 2016, the Company had 38,136,540 and 37,493,120 shares of its common stock issued and outstanding, respectively.

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

NOTE 6 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and 2016 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Income tax benefit at U.S. statutory rate of 35%	$(16,881)	$(21,232)
Non-deductible interest	5,510	4,844
Change in valuation allowance	11,371	16,388
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2017 and 2016 was as follows:

Deferred Tax Asset:	December 31, 2017	December 31, 2016
Net operating loss carryforward	$122,537	$111,166
Valuation allowance	(122,537)	(111,166)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $350,105 at December 31, 2017. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $11,371 in 2017. The potential tax benefit arising from the loss carryforward will expire in 2037.

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

