Form 10-Q
period 2018-06-30
China Herb Group Holdings Corp
filed 2018-07-27
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-169397

China Herb Group Holdings Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	27-3042462
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

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

YES ☐         NO ☐

(Does not currently apply to the Registrant)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding July 27, 2018
Common Stock, $0.001 par value per share	38,136,540 shares

China Herb Group Holdings Corporation

FORM 10-Q

June 30, 2018

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA HERB GROUP HOLDINGS CORPORATION

CONDENSED BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaid expenses	10,000	3,333

TOTAL CURRENT ASSETS	10,000	3,333

TOTAL ASSETS	$10,000	$3,333

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,100	$11,000
Advances for common stock purchases	2,937	2,937
Related party loans	228,851	204,645

TOTAL CURRENT LIABILITIES	242,888	218,582

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 38,136,540 shares issued and outstanding at June 30, 2018 and December 31, 2017)	38,137	38,137
Additional paid-in capital	171,357	162,815
Accumulated deficit	(442,382)	(416,201)

TOTAL STOCKHOLDERS' DEFICIT	(232,888)	(215,249)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,000	$3,333

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$-	$-	$-	$-

Operating Expenses:
General and administrative	5,817	5,636	9,989	10,711
Accounting fees	1,700	3,200	7,650	10,250
Consulting fees	-	-	-	3,000

Total Operating Expenses	7,517	8,836	17,639	23,961

Loss from Operations	(7,517)	(8,836)	(17,639)	(23,961)

Other Expense:
Interest expense - related parties	(4,471)	(3,881)	(8,542)	(7,717)

Total Other Expense	(4,471)	(3,881)	(8,542)	(7,717)

Net Loss	$(11,988)	$(12,717)	$(26,181)	$(31,678)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	38,136,540	37,493,120	38,136,540	37,493,120

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,181)	$(31,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related parties loans	8,542	7,717
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,667)	(3,966)
Increase in accounts payable and accrued liabilities	100	3,489

NET CASH USED IN OPERATING ACTIVITIES	(24,206)	(24,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received as advance for future common stock subscriptions	-	22,240
Proceeds received from loans from officer	24,206	24,438
Repayments made for loans from officer	-	(22,240)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,206	24,438

NET DECREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company has extremely limited liquidity. Through June 30, 2018, the Company has no revenues or operation.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheets as of June 30, 2018, statements of operations for the three and six months ended June 30, 2018 and 2017, and the statements of cash flows for the six months ended June 30, 2018 and 2017, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2018 and its results of operations and its cash flows for the period ended June 30, 2018. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP for financial information and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position as of June 30, 2018 and operating results for the three and six months ended June 30, 2018 and 2017.

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

As of June 30, 2018 and December 31, 2017, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
June 30, 2018	-	-	-	-
December 31, 2017	-	-	-	-
Total	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relate to cash paid in advance for annual listing fee. These amounts are recognized as expense over the related listing periods. At June 30, 2018 and December 31, 2017, prepaid expenses amounted $10,000 and $3,333, respectively.

Advances for Common Stock Purchases

Advances for common stock purchases consist of prepayments from investor for the purchase of common stock prior to the signing of a stock subscription agreement. The Company reclassifies to equity the advances for common stock purchases at the time the stock subscription is signed. At both June 30, 2018 and December 31, 2017, the Company had advances for common stock purchases of $2,937, which were refunded to the investor in July 2018 (See Note 6 – Subsequent Events).

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of June 30, 2018 and December 31, 2017, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and six months ended June 30, 2018 and 2017, the Company had no dilutive financial instruments issued or outstanding.

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

As of June 30, 2018, the Company had $0 in cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company。

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of June 30, 2018, the Company had a working capital deficit, accumulated deficit and stockholders’ deficit of $232,888, $442,382 and $232,888, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - Related Party Transactions

Related Parties Loans

In year 2013, Chin Yung Kong, the director and shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at June 30, 2018 and December 31, 2017, reflected as related party loans on the accompanying balance sheets.

Starting from year 2014, Qiuping Lu, President, CEO, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. As of June 30, 2018 and December 31, 2017, these working capital advances amounted to $208,851 and $184,645, respectively, are reflected as related party loans on the accompanying balance sheets.

During the three months ended June 30, 2018 and 2017, in connection with these related party loans, the Company imputed interest of $4,471 and $3,881, respectively, and recorded interest expense and an increase in additional paid-in capital.

During the six months ended June 30, 2018 and 2017, in connection with these related party loans, the Company imputed interest of $8,542 and $7,717, respectively, and recorded interest expense and an increase in additional paid-in capital.

Office Space from Related Party

The Company uses office space of a related party, free of rent, which is considered immaterial.

NOTE 5 – Stockholders’ Deficit

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2018 and December 31, 2017, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of both June 30, 2018 and December 31, 2017, the Company had 38,136,540 shares of its common stock issued and outstanding.

NOTE 6 – Subsequent Events

Except as set forth below, there were no events that occurred subsequent to June 30, 2018 that require adjustment to or disclosure in the financial statements.

In July 2018, the Company refunded $2,937 to an investor for prepayments from the investor for the purchase of common stock.

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

Overview

Our original business plan was to become a commercial FM radio broadcaster. Subsequently, following a change in control, we changed our business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with our professional and business advisors in the United States and the People’s Republic of China, management decided during the third quarter of 2014 that this would no longer be our plan of operations. Our plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity. Through June 30, 2018, we had no revenues or operations.

Results of Operations

The Three and Six Months Ended June 30, 2018 Versus Three and Six Months Ended June 30, 2017

Revenues. As of June 30, 2018, we had not generated any revenues.

Operating Expenses. For the three months ended June 30, 2018, total operating expenses amounted to $7,517 as compared to $8,836 for the three months ended June 30, 2017, a decrease of $1,319 or 14.9%. For the six months ended June 30, 2018, total operating expenses amounted to $17,639 as compared to $23,961 for the six months ended June 30, 2017, a decrease of $6,322 or 26.4%. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, transfer agent fees, and filing fees etc.

Other expenses. During the three months ended June 30, 2018 and 2017, we recorded $4,471 and $3,881, respectively, in imputed interest expenses related to advances outstanding to related parties. During the six months ended June 30, 2018 and 2017, we recorded $8,542 and $7,717, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

Net Loss. During the three months ended June 30, 2018 and 2017, we had a net loss of $11,988 and $12,717, respectively. During the six months ended June 30, 2018 and 2017, we had a net loss of $26,181 and $31,678, respectively.

Liquidity and Capital Resources

As of June 30, 2018, we did not have any cash, while, we had liabilities of $242,888, and had a working capital deficit of $232,888. We expect to incur continued losses during the remainder of 2018, possibly even longer.

For the six months ended June 30, 2018 and 2017, net cash used in operating activities amounted to $24,206 and $24,438, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the six months ended June 30, 2018 and 2017, net cash provided by financing activities amounted to $24,206 and $24,438, respectively. For the six months ended June 30, 2018, we received proceeds from loans from officer of $24,206 for working capital purposes. For the six months ended June 30, 2017, we received advance for future common stock subscriptions of $22,240 and received proceeds from loans from officer of $24,438 and made repayments for loans from officer of $22,240.

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

During the six months ended June 30, 2018 and 2017, Ms. Lu, the sole director and officer of us, advanced an aggregate $24,206 and $24,438, respectively, to us to pay some of our expenses and for working capital purposes, and we repaid $0 and $22,240, respectively, to Ms. Lu. These advances in the aggregate amounts of $208,851 and $184,645, respectively, at June 30, 2018 and December 31, 2017, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $4,471 and $3,881 was recorded for the three months ended June 30, 2018 and 2017, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

Imputed interest of $8,542 and $7,717 was recorded for the six months ended June 30, 2018 and 2017, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

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

Contractual Obligations

As of June 30, 2018, we had no contractual obligations.

Off –Balance Sheet Operations

As of June 30, 2018, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, we had no cash equivalents.

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

As of June 30, 2018 and December 31, 2017, we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the periods presented, we had no dilutive financial instruments issued or outstanding.

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

Based on management’s assessment, we have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2017. These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2018, have not been remedied.

To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•	Consider the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hire additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•	Expand our board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increase our workforce in preparation for commencing revenue producing operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

China Herb Group Holdings Corporation
(Registrant)

Date: July 27, 2018	By:	/s/ Qiuping Lu
Qiuping Lu
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), President