Form 10-K
period 2018-12-31
China Herb Group Holdings Corp
filed 2019-03-08
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2018

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2018, was $13,602,405 (based upon the closing price of the registrant’s common stock of $0.75 per share as reported by the OTC Bulletin Board for the last trading date prior to this date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,136,540 shares of common stock, as of March 8, 2019.

i

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

Employees

As of December 31, 2018, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our sole director and officer, Qiuping Lu. Ms. Lu is engaged in outside business activities and anticipates that she will devote very limited time to our business until a successful business opportunity has been identified. We currently expect no significant changes in the number of our employees other than such changes, if any, incidental to a business combination.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since July 17, 2014, our common stock has been quoted on the OTCQB under the trading symbol “CHGH”.   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter ended March 31	$3.90	$3.90	$3.90	$3.90
Second Quarter ended June 30	$3.90	$0.75	$3.90	$3.90
Third Quarter ended September 30	$2.50	$0.75	$3.90	$3.90
Fourth Quarter ended December 31	$2.50	$2.50	$3.90	$3.90

As of March 8, 2019, there were 81 registered holders of our common stock.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our director.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 8, 2019, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have not repurchased any of our equity securities during the period covered by this report.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended December 31, 2018 and 2017 and financial condition as of December 31, 2018 should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues.  During the years ended December 31, 2018 and 2017, we did not generate any revenues.

Operating Expenses.  For the year ended December 31, 2018, total operating expenses amounted to $29,898 as compared to $32,486 for the year ended December 31, 2017, a decrease of $2,588 or 8.0%. Since inception, our operating expenses primarily consisted of listing fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fees, transfer agent fees, and filing fees.

Other income (expenses).  During the years ended December 31, 2018 and 2017, we recorded $17,908 and $15,745, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

Net Loss.  During the years ended December 31, 2018 and 2017, we had a net loss of $47,806 and $48,231, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we did not have any cash, while, we had liabilities of $249,147, and had a working capital deficit of $245,147. We expect to incur continued losses during 2019, possibly even longer.

For the years ended December 31, 2018 and 2017, net cash used in operating activities amounted to $30,440 and $31,813, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the years ended December 31, 2018 and 2017, net cash provided by financing activities amounted to $30,440 and $31,813, respectively. For the year ended December 31, 2018, we received proceeds from loans from officer of $33,377 for working capital purposes and made refund of $2,937 for advance for future common stock subscriptions. For the year ended December 31, 2017, we received proceeds from sale of common stock of $19,303, and received proceeds as advance for future common stock subscriptions of $2,937, and received proceeds from loans from officer of $31,813 for working capital purposes, and we made repayments for loans from officer of $22,240.

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

During the fiscal years ended December 31, 2018 and 2017, Ms. Lu, the sole director and officer of us, advanced an aggregate $33,377 and $31,813, respectively, to us to pay some of our expenses and for working capital purposes, and we made repayments to Ms. Lu of $22,240 in 2017. These advances in the aggregate amounts of $218,022 and $184,645, respectively, at December 31, 2018 and 2017, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $17,908 and $15,745 was recorded for the years ended December 31, 2018 and 2017, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

As of December 31, 2018, we had no contractual obligations.

Off –Balance Sheet Operations

As of December 31, 2018, we had no off-balance sheet activities or operations.

Critical Accounting Policies

Please refer to Note 2 - Summary of Significant Accounting Policies of our financial statements accompanying this report.

Recently Issued Accounting Pronouncement

For details of applicable new accounting standards, please, refer to Recent Accounting Pronouncements in Note 2 of our financial statements accompanying this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-11.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (“Evaluation Date”) within ninety (90) days prior to the filing of our Annual Report for the year ended December 31, 2018 on Form 10-K with the SEC.

Based upon that evaluation, our management has concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2018 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of one (1) member who is also our only executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us;

●	The Company has no formal control process related to the identification and approval of related party transactions; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 28, 2010 and, as of December 31, 2018, have not been remedied. To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018 due to control deficiencies that constituted material weaknesses.

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

(a)	Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

(b)	Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of March 8, 2019, our executive officers and directors were as follows:

Name	Age	Position

Qiuping Lu	47	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Qiuping Lu, age 47, has served as the Company’s President, Chief Executive Officer, Chief Financial Officer and a director since June 27, 2012. She has served as the Board Director of Hong Kong Han Fang Zhen Bao Group Holding Company from 2003 to present. Ms. Lu was the Accounting Director of Jiangsu Jiu Jiu Accounting Firm from 1998 to 2003 and was the Accounting Director of Changzhou Nonferrous Metal Factory from 1991 to 1998. Ms. Lu graduated from the Accounting Major of Changzhou Industrial Institute in 1991.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our Section 16 officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Copies of these filings must be furnished to us. Based solely upon a review of the forms filed with the SEC by our Section 16 officers, directors and beneficial owners of more than 10% of our common stock, regarding their ownership of, and transactions in, our common stock and upon written representations from such persons that no additional forms were required, we believe that during the 2018 fiscal year all Section 16(a) reports were timely filed.

Item 11.  Executive Compensation

No compensation has been paid to our officers during the years ended December 31, 2018 and 2017. We have no current plans to begin paying our officers any compensation until our business becomes operational.

Director Compensation

No compensation has been paid to our directors during the years ended December 31, 2018 and 2017. We have no current plans to begin paying our directors any compensation until our business becomes operational.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 8, 2019 by (i) each named executive officer; (ii) each member of our Board of Directors; (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock; and (iv) all of our named executive officers and directors as a group:

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

5% Shareholders

Qiuping Lu President, CEO, CFO, Treasurer, Director #1501, Unit Yi, Building 2, Xinfengyuan Community, Qinglong Jiedao Tianning District, Changzhou City Jiangsu Province People’s Republic of China	15,000,000	39.3%

Fumin Feng Block 5, Room 2503 No. 93 Jianguo Road, Chaoyang District, Beijing People’s Republic of China	5,000,000	13.1%

Guangyang Liu Room 402, Ding Dan Yuan, 16th Building, Huai De Yuan, Zhong Lou District Jiangsu Province People’s Republic of China	2,340,000	6.1%

Renliang Xu Room102, Bing Dan Yuan, 51th Building, Shun Yuan New Village, Xinbei District Jiangsu Province People’s Republic of China	2,131,432	5.6%

Directors and Named Executive Officers

Qiuping Lu #1501, Unit Yi, Building 2, Xinfengyuan Community, Qinglong Jiedao Tianning District, Changzhou City Jiangsu Province People’s Republic of China	15,000,000	39.3%

All directors and named executive officers as a group (1 person)	15,000,000	39.3%

(1)	Based on 38,136,540 shares of common stock issued and outstanding as of March 8, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnote, and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any authorized equity compensation plans during the year ended December 31, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the fiscal year ended December 31, 2013, Chin Yung Kong, then a director of the Company, advanced an aggregate $20,000 to the Company to pay some of its expenses and for working capital purposes. These advances in the aggregate amount of $20,000 at December 31, 2018 and 2017, are payable on demand and are included in related party loans on the accompanying balance sheets.

During the years ended December 31, 2018 and 2017, Ms. Lu, the sole director and officer of the Company, advanced an aggregate $33,377 and $31,813, respectively, to the Company to pay some of its expenses and for working capital purposes. The Company made repayments of $22,240 to Ms. Lu in 2017. These advances in the aggregate amounts of $218,022 and $184,645, respectively, at December 31, 2018 and 2017, are payable on demand and are included in related party loans on the accompanying balance sheets.

Imputed interest of $17,908 and $15,745 was recorded for the years ended December 31, 2018 and 2017, respectively, and recorded as interest expense and an increase in additional paid-in capital.

Director Independence

No member of management is required by us to work on a full time basis.  Accordingly, certain conflicts of interest may arise between us and our officers and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his or her fiduciary duties to us.

The OTC Markets, where our common stock is quoted under the trading symbol “CHGH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that none of our directors who served in that capacity at any time during 2018 met the independence requirements of the Nasdaq Stock Market as currently in effect.

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

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Audit Fees	$7,405	$7,050
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

Item 15.  Exhibits, Financial Statement Schedules

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

(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Articles of Incorporation

3.2 (2)	Amendment of Articles of Incorporation dated July 17, 2012

3.3 (2)	Amendment of Articles of Incorporation dated December 19, 2013

3.4 (1)	Bylaws

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labeled *

101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed along with this document

(1)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the SEC on October 12, 2010.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 14, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Herb Group Holdings Corporation

Date: March 8, 2019	/s/ Qiuping Lu
Qiuping Lu
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Qiuping Lu	Chief Executive Officer (Principal Executive Officer) and	March 8, 2019
Chief Financial Officer (Principal Financial Officer)

CHINA HERB GROUP HOLDINGS CORPORATION

FINANCIAL STATEMENTS

December 31, 2018 and 2017

CHINA HERB GROUP HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Herb Group Holdings

Opinion on the Financial Statements

We have audited the accompanying balance sheets of China Herb Group Holdings (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2010.

Houston, Texas

March 8, 2019

CHINA HERB GROUP HOLDINGS CORPORATION

BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaid expenses	4,000	3,333

TOTAL CURRENT ASSETS	4,000	3,333

TOTAL ASSETS	$4,000	$3,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,125	$11,000
Advances for common stock purchases	-	2,937
Related party loans	238,022	204,645

TOTAL CURRENT LIABILITIES	249,147	218,582

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 38,136,540 shares issued and outstanding at December 31, 2018 and 2017)	38,137	38,137
Additional paid-in capital	180,723	162,815
Accumulated deficit	(464,007)	(416,201)

TOTAL STOCKHOLDERS’ DEFICIT	(245,147)	(215,249)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,000	$3,333

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

Revenues	$-	$-

Operating Expenses:
General and administrative	17,573	17,320
Accounting fees	11,050	13,650
Transfer agent fees	1,275	1,516

Total Operating Expenses	29,898	32,486

Loss from Operations	(29,898)	(32,486)

Other Expense:
Interest expense - related parties	(17,908)	(15,745)

Total Other Expense	(17,908)	(15,745)

Net Loss	$(47,806)	$(48,231)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	38,136,540	37,746,962

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2016	37,493,120	$37,493	$128,411	$(367,970)	$(202,066)

Common stock sold for cash	643,420	644	18,659	-	19,303

Imputed interest	-	-	15,745	-	15,745

Net loss	-	-	-	(48,231)	(48,231)

Balance at December 31, 2017	38,136,540	38,137	162,815	(416,201)	(215,249)

Imputed interest	-	-	17,908	-	17,908

Net loss	-	-	-	(47,806)	(47,806)

Balance at December 31, 2018	38,136,540	$38,137	$180,723	$(464,007)	$(245,147)

The accompanying notes to the financial statements are an integral part of these statements.

CHINA HERB GROUP HOLDINGS CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,806)	$(48,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related parties loans	17,908	15,745
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	(667)	1,034
Increase (decrease) in accounts payable and accrued liabilities	125	(361)

NET CASH USED IN OPERATING ACTIVITIES	(30,440)	(31,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received as advance for future common stock subscriptions	-	2,937
Refund for advance for future common stock subscriptions	(2,937)	-
Proceeds from sale of common stock	-	19,303
Proceeds received from loans from officer	33,377	31,813
Repayments made for loans from officer	-	(22,240)

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,440	31,813

NET INCREASE IN CASH	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company has extremely limited liquidity. Through December 31, 2018, the Company has no revenues or operations.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

As of December 31, 2018 and 2017, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Description	Level 1	Level 2	Level 3	Total Realized Loss
December 31, 2018	-	-	-	-
December 31, 2017	-	-	-	-
Total	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relate to cash paid in advance for annual listing fee. These amounts are recognized as expense over the related listing periods. At December 31, 2018 and 2017, prepaid expenses amounted $4,000 and $3,333, respectively.

Advances for Common Stock Purchases

Advances for common stock purchases consist of prepayments from investor for the purchase of common stock prior to the signing of a stock subscription agreement. The Company reclassifies to equity the advances for common stock purchases at the time the stock subscription is signed. At December 31, 2018 and 2017, advances for common stock purchases amounted to $0 and $2,937, respectively.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2018 and 2017, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the years ended December 31, 2018 and 2017, the Company had no dilutive financial instruments issued or outstanding.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued)

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

As of December 31, 2018, the Company had $0 in cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of December 31, 2018, the Company had a working capital deficit, accumulated deficit and stockholders’ deficit of $245,147, $464,007 and $245,147, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – Related Party Transactions

Related Parties Loans

In year 2013, Chin Yung Kong, shareholder of the Company, advanced $20,000 to the Company for working capital purposes. These working capital advances of $20,000 are payable on demand and, at December 31, 2018 and 2017, reflected as related party loans on the accompanying balance sheets.

Starting from year 2014, Qiuping Lu, President, Chief Executive Officer, Chief Financial Officer, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. During the years ended December 31, 2018 and 2017, Ms. Lu advanced an aggregate $33,377 and $31,813, respectively, to us to pay some of our expenses and for working capital purposes, and we made repayments to Ms. Lu of $0 and $22,240 in 2018 and 2017, respectively. As of December 31, 2018 and 2017, these working capital advances amounted to $218,022 and $184,645, respectively, are reflected as related party loans on the accompanying balance sheets.

During the years ended December 31, 2018 and 2017, in connection with these related party loans, the Company imputed interest of $17,908 and $15,745, respectively, and recorded interest expense and an increase in additional paid-in capital.

Office Space from Related Party

The Company uses office space of a related party, free of rent, which is considered immaterial.

NOTE 5 – Stockholders’ Deficit

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2018 and 2017, the Company had no shares of its preferred stock issued and outstanding.

CHINA HERB GROUP HOLDINGS CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Stockholders’ Deficit (continued)

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of December 31, 2018 and 2017, the Company had 38,136,540 shares of its common stock issued and outstanding.

Common Stock Sold for Cash

On August 10, 2017, the Company sold 643,420 shares of common stock at a purchase price of $0.03 per share to several investors pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $19,303.

In year 2017, the Company received advances for common stock purchases of $2,937 from an unrelated investor. In July 2018, the Company refunded the $2,937 to this investor since the investor had no more interest to make the investment.

NOTE 6 – Income Taxes

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2018 and 2017 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 were as follows, assuming a 21% and 35% effective tax rate, respectively. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Income tax benefit at U.S. statutory rate	$(10,039)	$(16,881)
Non-deductible interest	3,761	5,510
Change in valuation allowance	6,278	11,371
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2018 and 2017 was as follows:

Deferred Tax Asset:	December 31, 2018	December 31, 2017
Net operating loss carryforward	$79,801	$122,537
Valuation allowance	(79,801)	(122,537)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $380,003 at December 31, 2018. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The decrease in the allowance was $42,736 in 2018. The potential tax benefit arising from the loss carryforward will expire in 2038.

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