Form 10-K
period 2019-12-31
Tengjun Biotechnology Corp.
filed 2020-02-28
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2019

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-169397

Tengjun Biotechnology Corp.

(Exact name of registrant as specified in its charter)

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

Securities registered pursuant to section 12(g) of the Act:

(Title of Class)

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2019, was $22,670,675 (based upon the closing price of the registrant’s common stock of $1.25 per share as reported by the OTC Bulletin Board for the last trading date prior to this date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,216,580 shares of common stock, as of February 28, 2020.

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

As used in this Annual Report, unless otherwise noted, references to the “Company”, “we”, “our” or “us” means Tengjun Biotechnology Corp. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

Recent History

We were incorporated on June 28, 2010 in the State of Nevada under the name “Island Radio, Inc.” and changed our name to “China Herb Group Holdings Corporation” effective July 17, 2012. On December 9, 2019, we changed our name to Tengjun Biotechnology Corp.

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

The analysis of target companies and the business opportunities they may present to us will be undertaken by or under the supervision of the Company’s officer and director, Qiuping Lu.  As of this date, we have not entered into any definitive agreement with any target company or any other party. No assurance can be given that we will consummate a transaction with any target company. We have unrestricted flexibility in seeking and analyzing target companies, and structuring and negotiating a business combination. In our efforts to analyze potential target companies, we consider numerous factors, including the following:

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

Employees

As of December 31, 2019, we had no employees.  All functions, including development, strategy, negotiations and administration, are currently being provided by our director and officer, Qiuping Lu. Ms. Lu is engaged in outside business activities and anticipates that she will devote very limited time to our business until a successful business opportunity has been identified. We currently expect no significant changes in the number of our employees other than such changes, if any, incidental to a business combination.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since July 17, 2014, our common stock has been quoted on the OTCQB under the trading symbol “CHGH”.   On December 9, 2019, our trading symbol was changed to “TJBH”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.  The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions:

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter ended March 31	$3.25	$2.50	$3.90	$3.90
Second Quarter ended June 30	$2.86	$1.25	$3.90	$0.75
Third Quarter ended September 30	$1.90	$1.00	$2.50	$0.75
Fourth Quarter ended December 31	$12.50	$1.75	$2.50	$2.50

As of February 28, 2020, there were 88 registered holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of February 28, 2020, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

On August 28, 2019, the Company sold 5,000,000 shares of common stock at a purchase price of $0.001 per share to an investor pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $5,000.

On January 22, 2020, the Company sold 80,040 shares of common stock at a purchase price of $0.03 per share to seven investors pursuant to stock purchase agreements. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $2,405.

Issuer Purchases of Equity Securities

We have not repurchased any of our equity securities during the period covered by this report.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and cash flows for the years ended December 31, 2019 and 2018 and financial condition as of December 31, 2019 should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

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

We currently rely on loans from our director and officer, Qiuping Lu, to meet our expenses. There is no guarantee that Ms. Lu will continue to lend us funds to meet our expenses in the future. Currently, we do not have any other arrangements for financing.  We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available to us on satisfactory terms or at all, we may be unable to develop operations or meet our expenses.  Additionally, any equity financing in which we might engage would result in dilution to our existing shareholders.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues.  During the years ended December 31, 2019 and 2018, we did not generate any revenues.

Operating Expenses.  For the year ended December 31, 2019, total operating expenses amounted to $39,493 as compared to $29,898 for the year ended December 31, 2018, an increase of $9,595 or 32.1%. Since inception, our operating expenses primarily consisted of listing fees and expenses related to complying with our ongoing SEC reporting requirements, which have mainly consisted of accounting fees, transfer agent fees, and filing fees.

Other expenses.  During the years ended December 31, 2019 and 2018, we recorded $20,372 and $17,908, respectively, in imputed interest expenses related to advances outstanding to related parties. These imputed interests were recorded in our financial statements under additional paid-in capital.

Net Loss.  During the years ended December 31, 2019 and 2018, we had a net loss of $59,865 and $47,806, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we did not have any cash, while, we had liabilities of $283,939, and had a working capital deficit of $279,640. We expect to incur continued losses during 2020, possibly even longer.

For the years ended December 31, 2019 and 2018, net cash used in operating activities amounted to $39,792 and $30,440, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the years ended December 31, 2019 and 2018, net cash provided by financing activities amounted to $39,792 and $30,440, respectively. For the year ended December 31, 2019, we received proceeds from loans from officer of $39,792, received proceeds from sale of common stock of $5,000, and made repayment for loans from officer of $5,000.  For the year ended December 31, 2018, we received proceeds from loans from officer of $33,377 for working capital purposes and made refund of $2,937 for advance for future common stock subscriptions.

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

We currently rely on loans from our director and officer, Qiuping Lu, to meet our expenses. There is no guarantee that Ms. Lu will continue to lend us funds to meet our expenses in the future. Currently, we do not have any other arrangements for financing.  We have no assurance that future financing will be available to us on acceptable terms, or at all. If financing is not available to us on satisfactory terms or at all, we may be unable to develop operations or meet our expenses.  Additionally, any equity financing in which we might engage would result in dilution to our existing shareholders.

During the fiscal years ended December 31, 2019 and 2018, Ms. Lu, the director and officer of us, advanced an aggregate $39,792 and $33,377, respectively, to us to pay some of our expenses and for working capital purposes, and we made repayments to Ms. Lu of $5,000 in 2019. These advances in the aggregate amounts of $272,814 and $238,022, respectively, at December 31, 2019 and 2018, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $20,372 and $17,908 was recorded for the years ended December 31, 2019 and 2018, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

As of December 31, 2019, we had no contractual obligations.

Off –Balance Sheet Operations

As of December 31, 2019, we had no off-balance sheet activities or operations.

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

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-11.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our Annual Report for the year ended December 31, 2019 on Form 10-K with the SEC.

Based upon that evaluation, our management has concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2019 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of one (1) member who is also our only executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us;

●	The Company has no formal control process related to the identification and approval of related party transactions; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 28, 2010 and, as of December 31, 2019, have not been remedied. To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 due to control deficiencies that constituted material weaknesses.

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

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of February 28, 2020, our executive officers and directors were as follows:

Name	Age	Position

Qiuping Lu	48	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Xianchang Ma (*)	44	Vice President and Director

Suzhen Zhang (*)	65	Director

Huaping Lu (*)	52	Director

(*) Appointed on December 10, 2019

Qiuping Lu, age 48, has served as the Company’s President, Chief Executive Officer, Chief Financial Officer and a director since June 27, 2012. Ms. Lu was the Accounting Director of Jiangsu Jiu Jiu Accounting Firm from 1998 to 2003 and was the Accounting Director of Changzhou Nonferrous Metal Factory from 1991 to 1998. Ms. Lu graduated from the Accounting Major of Changzhou Industrial Institute in 1991.

Xianchang Ma, age 44, established a company named Jinan Tengiun Biological Technology Co., Ltd in 2014. Over the years, Mr. Ma has devoted himself to enterprise management and has abundant corporate management experience. In 2015, he returned to the county of Jinxiang and founded the company of Jinxiang Kanglong Water Purification Equipment Co., Ltd. On November 22, 2011, he established the company named Jinan Kanglong Environmental Protection Technology Co., Ltd; From 2009 to 2011, Mr. Ma served as Marketing and Sales Director of Shijiazhuang Shikang Fuchang Technology Co., Ltd. From 2007 to 2009, he was the sales clerk of Shenzhen Rongge Company. And from 1994 to 2007, Mr. Ma was self-employed.

Suzhen Zhang, age 65, has served as the executive manager of Tengjun Biotechnology Corp. since 2015. From 2004 to 2014, Ms. Zhang was the chairman and General Manager of Nanjing Zhuoren Communication Co., Ltd. From 1997 to 2002, she was the Director of Jiangyan Telecommunication Bureau. In 1996, Ms. Suzhen Zhang served as Director of Taizhou Telecommunication Bureau. In 1989, Ms. Zhang was chief of the Unit of Taizhou Telecommunication Bureau. In the year of 1971, Ms. Zhang started to do maintenance work at Jiangsu Jiangyan Telecommunication Bureau.

Huaping Lu, age 52, has served as the operating manager of Tengjun Biotechnology Corp. since 2011. From 1996 to 2010, she was the owner of Changzhou Jianding Shopping Mall. From 1990 to 1995, she was the accountant of Changzhou Chashan Shopping Center. Mrs. Huaping Lu graduated from Changzhou LiuGuoJun Polytech majoring in accounting in 1989.

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

The OTC Bulletin Board, where our common stock is quoted under the trading symbol “TJBH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that our director does not meet the independence requirements of the Nasdaq Stock Market as currently in effect.

We do not have standing audit, compensation and corporate governance committees, or committees performing similar functions. Our Board, as a whole, handles the matters usually addressed by such committees. Our director is also the sole executive officer of the Company. Our Board does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost of retaining such a financial expert at this time is prohibitive.  Additionally, because we have not yet begun business operations, we believe the services of an audit committee financial expert are not necessary for us at this time.

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

Family Relationships

Huaping Lu is a sibling of Qiuping Lu, the CEO, CFO and director of the Company.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board as a whole.  Therefore, there is a potential conflict of interest in that our director has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our Section 16 officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Copies of these filings must be furnished to us. Based solely upon a review of the forms filed with the SEC by our Section 16 officers, directors and beneficial owners of more than 10% of our common stock, regarding their ownership of, and transactions in, our common stock and upon written representations from such persons that no additional forms were required, we believe that during the 2019 fiscal year all Section 16(a) reports were timely filed.

Item 11.  Executive Compensation

No compensation has been paid to our officers during the years ended December 31, 2019 and 2018. We have no current plans to begin paying our officers any compensation until our business becomes operational.

Director Compensation

No compensation has been paid to our directors during the years ended December 31, 2019 and 2018. We have no current plans to begin paying our directors any compensation until our business becomes operational.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of February 28, 2020 by (i) each named executive officer; (ii) each member of our Board of Directors; (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock; and (iv) all of our named executive officers and directors as a group:

	Beneficial Ownership
Name of Beneficial Owner	Common Stock	Percentage
Qiuping Lu *	15,000,000	34.7%
Xianchang Ma *	-	0.0%
Suzhen Zhang *	5,100,000	11.8%
Huaping Lu*	965,100	2.2%
All officer and directors as a group (4 persons)	21,065,100	48.7%

5% or greater beneficial owners
Fumin Feng	5,000,000	11.6%
Guangyuang Liu	2,340,000	5.4%
5% or greater beneficial owners as a group	7,340,000	17.0%

*	Officer and director of our company
(1)	Unless otherwise indicated, the address of each beneficial owner listed in the table above is c/o 527 Siltstone Place, Cary, NC 27519.
(2)	Based on 43,216,580 shares of common stock issued and outstanding as of February 28, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by the footnote, and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any authorized equity compensation plans during the year ended December 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2019, Ms. Lu, the director and officer of the Company, advanced an aggregate $39,792 to the Company to pay some of its expenses and for working capital purposes. The Company made repayments of $5,000 to Ms. Lu in 2019. These advances in the aggregate amounts of $272,814 at December 31, 2019, are payable on demand and are included in related party loans on the accompanying balance sheets.

Imputed interest of $20,372 was recorded for the year ended December 31, 2019, and recorded as interest expense and an increase in additional paid-in capital.

During the year ended December 31, 2019, the Company sold 5,000,000 shares of common stock for $5,000. This was purchased by a related party. As the Company did not have a bank account, the funds were deposited directly to Ms. Lu’s personal bank account and was accounted for as a repayment for advances outstanding made by Ms. Lu.

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

The OTC Markets, where our common stock is quoted under the trading symbol “TJBH”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that Xianchang Ma and Suzhen Zhang who served in that capacity at any time during 2019 met the independence requirements of the Nasdaq Stock Market as currently in effect.

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

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Audit Fees	$7,405	$7,405
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the fact that we currently have four directors, as well as the limited financial resources and operational state of us, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

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

(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Amendment of Articles of Incorporation dated November 25, 2019

3.2 (2)	Amendment of Articles of Incorporation dated July 17, 2012

3.3 (2)	Amendment of Articles of Incorporation dated December 19, 2013

3.4 (3)	Bylaws

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS	XBRL Instance *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation *

101.DEF	XBRL Taxonomy Extension Definition *

101.LAB	XBRL Taxonomy Extension Labeled *

101.PRE	XBRL Taxonomy Extension Presentation *

*	Filed along with this document

(1)	Incorporated by reference from our Form 8K filed with the SEC on December 12, 2019.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 14, 2015.

(3)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the SEC on October 12, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tengjun Biotechnology Corp.

/s/ Qiuping Lu
Date: February 28, 2020	Qiuping Lu
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/Qiuping Lu	CEO, CFO, President and Director	February 28, 2020
/s/Xianchang Ma (*)	Vice President and Director	February 28, 2020
/s/Suzhen Zhang (*)	Director	February 28, 2020
/s/Huaping Lu (*)	Director	February 28, 2020

TENGJUN BIOTECHNOLOGY CORP.

FINANCIAL STATEMENTS

December 31, 2019 and 2018

TENGJUN BIOTECHNOLOGY CORP.

INDEX TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tengjun Biotechnology Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tengjun Biotechnology Corp. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 28, 2020

TENGJUN BIOTECHNOLOGY CORP.

BALANCE SHEETS

	As of
	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaid expenses	4,299	4,000

TOTAL CURRENT ASSETS	4,299	4,000

TOTAL ASSETS	$4,299	$4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,125	$11,125
Related party loans	272,814	238,022

TOTAL CURRENT LIABILITIES	283,939	249,147

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 43,136,540 and 38,136,540 shares issued and outstanding at December 31, 2019 and 2018, respectively)	43,137	38,137
Additional paid-in capital	201,095	180,723
Accumulated deficit	(523,872)	(464,007)

TOTAL STOCKHOLDERS’ DEFICIT	(279,640)	(245,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,299	$4,000

The accompanying notes to the financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

STATEMENTS OF OPERATIONS

	For the Year ended	For the Year ended
	December 31, 2019	December 31, 2018

Revenues	$-	$-

Operating Expenses:
Accounting fees	11,405	11,050
Other general and administrative	28,088	18,848

Total Operating Expenses	39,493	29,898

Loss from Operations	(39,493)	(29,898)

Other Expense:
Interest expense - related party	(20,372)	(17,908)

Total Other Expense	(20,372)	(17,908)

Net Loss	$(59,865)	$(47,806)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	39,862,567	38,136,540

The accompanying notes to the financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2017	38,136,540	$38,137	$162,815	$(416,201)	$(215,249)

Imputed interest	-	-	17,908	-	17,908

Net loss	-	-	-	(47,806)	(47,806)

Balance at December 31, 2018	38,136,540	$38,137	$180,723	$(464,007)	$(245,147)

Common stock issued for cash	5,000,000	5,000	-	-	5,000

Imputed interest	-	-	20,372	-	20,372

Net loss	-	-	-	(59,865)	(59,865)

Balance at December 31, 2019	43,136,540	$43,137	$201,095	$(523,872)	$(279,640)

The accompanying notes to the financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,865)	$(47,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loans	20,372	17,908
Changes in operating assets and liabilities:
Increase in prepaid expenses	(299)	(667)
Increase in accounts payable and accrued liabilities	-	125

NET CASH USED IN OPERATING ACTIVITIES	(39,792)	(30,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Refund for advance for future common stock subscriptions	-	(2,937)
Proceeds received from loans from officer	39,792	33,377
Proceeds from sale of common stock	5,000	-
Repayment made for loans from officer	(5,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,792	30,440

NET INCREASE IN CASH	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization

China Herb Group Holdings Corporation (the “Company”) was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010. On December 9, 2019, the Company changed its corporate name to Tengjun Biotechnology Corp.

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company has extremely limited liquidity. Through December 31, 2019, the Company has no revenues or operation.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements for Tengjun Biotechnology Corp. have been prepared in accordance with accounting principles generally accepted In the United States of America and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission.

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

As of December 31, 2019 and 2018, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

TENGJUN BIOTECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Description	Level 1	Level 2	Level 3	Total Realized Loss
December 31, 2019	-	-	-	-
December 31, 2018	-	-	-	-
Total	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relate to cash paid in advance for annual listing fee and business license. These amounts are recognized as expense over the related listing and service periods. At December 31, 2019 and 2018, prepaid expenses amounted $4,299 and $4,000, respectively.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2019 and 2018, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the years ended December 31, 2019 and 2018, the Company had no dilutive financial instruments issued or outstanding.

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

TENGJUN BIOTECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – Going Concern

The Company has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.

As of December 31, 2019, the Company had $0 in cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of December 31, 2019, the Company had a working capital deficit, accumulated deficit and stockholders’ deficit of $279,640, $523,872 and $279,640, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – Related Party Transactions

Related Parties Loans

Qiuping Lu, President, CEO, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. As of December 31, 2019 and 2018, these working capital advances amounted to $272,814 and $238,022, respectively, are reflected as related party loans on the accompanying balance sheets.

During the years ended December 31, 2019 and 2018, in connection with these related party loans, the Company imputed interest of $20,372 and $17,908, respectively, and recorded interest expense and an increase in additional paid-in capital.

During the year ended December 31, 2019, the Company sold 5,000,000 shares of common stock for $5,000. This was purchased by a related party. As the Company did not have a bank account, the funds were deposited directly to Ms. Lu’s personal bank account and was accounted for as a repayment for advances outstanding made by Ms. Lu.

Office Space from Related Party

The Company uses office space of a related party, free of rent, which is considered immaterial.

NOTE 5 – Stockholders’ Deficit

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2019 and 2018, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of December 31, 2019 and 2018, the Company had 43,136,540 and 38,136,540 shares of its common stock issued and outstanding, respectively.

TENGJUN BIOTECHNOLOGY CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Stockholders’ Deficit (continued)

Common Stock Sold for Cash

On August 28, 2019, the Company sold 5,000,000 shares of common stock at a purchase price of $0.001 per share to an investor pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $5,000.

NOTE 6 – Income Taxes

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2019 and 2018 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 were as follows, assuming a 21% effective tax rate. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Income tax benefit at U.S. statutory rate	$(12,571)	$(10,039)
Non-deductible interest	4,278	3,761
Change in valuation allowance	8,293	6,278
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of December 31, 2019 and 2018 was as follows:

Deferred Tax Asset:	December 31, 2019	December 31, 2018
Net operating loss carryforward	$88,094	$79,801
Valuation allowance	(88,094)	(79,801)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $419,496 at December 31, 2019. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended December 31, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $8,293 in 2019. The potential tax benefit arising from the loss carryforward will expire in 2039.

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

NOTE 7 – Commitments and Contingencies

At December 31, 2019, there were no legal proceedings against the Company.

NOTE 8 – Subsequent Event

Common Stock Sold for Cash

On January 22, 2020, the Company sold 80,040 shares of common stock at a purchase price of $0.03 per share to seven investors pursuant to stock purchase agreements. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $2,405.