Form 10-Q
period 2020-03-31
Tengjun Biotechnology Corp.
filed 2020-04-22
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding April 22, 2020
Common Stock, $0.001 par value per share	45,716,580 shares

Tengjun Biotechnology Corp.

FORM 10-Q

March 31, 2020

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP.
CONDENSED BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaid expenses	13,137	4,299

TOTAL CURRENT ASSETS	13,137	4,299

TOTAL ASSETS	$13,137	$4,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,100	$11,125
Related party loans	290,623	272,814

TOTAL CURRENT LIABILITIES	301,723	283,939

STOCKHOLDERS’ DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 43,216,580 and 43,136,540 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	43,217	43,137
Additional paid-in capital	208,859	201,095
Accumulated deficit	(540,662)	(523,872)

TOTAL STOCKHOLDERS’ DEFICIT	(288,586)	(279,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,137	$4,299

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019

Revenues	$-	$-

Operating Expenses:
Accounting fees	6,300	6,125
Other general and administrative	5,051	4,615

Total Operating Expenses	11,351	10,740

Loss from Operations	(11,351)	(10,740)

Other Expense:
Interest expense - related party	(5,439)	(4,724)

Total Other Expense	(5,439)	(4,724)

Net Loss	$(16,790)	$(15,464)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	43,198,109	38,136,540

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	43,136,540	$43,137	$201,095	$(523,872)	$(279,640)

Common stock sold for cash	80,040	80	2,325	-	2,405

Imputed interest	-	-	5,439	-	5,439

Net loss for the three months ended March 31, 2020	-	-	-	(16,790)	(16,790)

Balance at March 31, 2020	43,216,580	$43,217	$208,859	$(540,662)	$(288,586)

TENGJUN BIOTECHNOLOGY CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2018	38,136,540	$38,137	$180,723	$(464,007)	$(245,147)

Imputed interest	-	-	4,724	-	4,724

Net loss for the three months ended March 31, 2019	-	-	-	(15,464)	(15,464)

Balance at March 31, 2019	38,136,540	$38,137	$185,447	$(479,471)	$(255,887)

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.
UNAUDITED CONDEDSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,790)	$(15,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loans	5,439	4,724
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,838)	(9,000)
Decrease in accounts payable and accrued liabilities	(25)	(25)

NET CASH USED IN OPERATING ACTIVITIES	(20,214)	(19,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from related party loans	20,214	19,765
Proceeds from sale of common stock	2,405	-
Repayment made for related party loans	(2,405)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,214	19,765

NET INCREASE IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company has extremely limited liquidity. Through March 31, 2020, the Company has no revenues or operation.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheets as of March 31, 2020, statements of operations for the three months ended March 31, 2020 and 2019, statements of changes in stockholders’ deficit for the three months ended March 31, 2020 and 2019, and the statements of cash flows for the three months ended March 31, 2020 and 2019, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2020 and its results of operations and its cash flows for the period ended March 31, 2020. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP for financial information and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position as of March 31, 2020 and operating results for the three months ended March 31, 2020 and 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

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

As of March 31, 2020 and December 31, 2019, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
March 31, 2020	-	-	-	-
December 31, 2019	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relate to cash paid in advance for annual listing fee and business license. These amounts are recognized as expense over the related listing and service periods. At March 31, 2020 and December 31, 2019, prepaid expenses amounted $13,137 and $4,299, respectively.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2020 and December 31, 2019, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three months ended March 31, 2020 and 2019, the Company had no dilutive financial instruments issued or outstanding.

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

As of March 31, 2020, the Company had $0 in cash and has been funding its working capital needs from loans from related party. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of March 31, 2020, the Company had a working capital deficit, accumulated deficit and stockholders’ deficit of $288,586, $540,662 and $288,586, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - Related Party Transactions

Related Party Loans

Qiuping Lu, President, CEO, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. As of March 31, 2020 and December 31, 2019, these working capital advances amounted to $290,623 and $272,814, respectively, are reflected as related party loans on the accompanying balance sheets.

During the three months ended March 31, 2020 and 2019, in connection with these related party loans, the Company imputed interest of $5,439 and $4,724, respectively, and recorded interest expense and an increase in additional paid-in capital.

During the quarter ended March 31, 2020, the Company sold 80,040 shares of common stock for $2,405. As the Company did not have a bank account, the funds were deposited directly to Ms. Lu’s personal bank account and was accounted for as a repayment for advances outstanding made by Ms. Lu.

Office Space from Related Party

The Company uses office space of a related party, free of rent, which is considered immaterial.

NOTE 5 – Stockholders’ Deficit

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2020 and December 31, 2019, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of March 31, 2020 and December 31, 2019, the Company had 43,216,580 and 43,136,540 shares of its common stock issued and outstanding, respectively.

Common Stock Sold for Cash

On January 22, 2020, the Company sold 80,040 shares of common stock at a purchase price of $0.03 per share to seven investors pursuant to stock purchase agreements. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $2,405.

NOTE 6 – Commitments and Contingencies

At March 31, 2020, there were no legal proceedings against the Company.

NOTE 7 – Subsequent Events

On April 7, 2020, the Company sold 2,500,000 shares of common stock at a purchase price of $0.01 per share to an investor pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $25,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have limited operations and are not currently generating any revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2019. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate generating significant revenues until we acquire a business, are acquired by an existing business or develop a business organically. Accordingly, we must raise additional cash from sources other than operations.

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

Overview

Our original business plan was to become a commercial FM radio broadcaster. Subsequently, following a change in control, we changed our business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with our professional and business advisors in the United States and the People’s Republic of China, management decided during the third quarter of 2014 that this would no longer be our plan of operations. Our plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity. Through March 31, 2020, we had no revenues or operations.

Results of Operations

The Three Months Ended March 31, 2020 Versus Three Months Ended March 31, 2019

Revenues. As of March 31, 2020, we had not generated any revenues.

Operating Expenses. For the three months ended March 31, 2020, total operating expenses amounted to $11,351 as compared to $10,740 for the three months ended March 31, 2019, an increase of $611 or 5.7%. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, transfer agent fees, and filing fees etc.

Other expenses. During the three months ended March 31, 2020 and 2019, we recorded $5,439 and $4,724, respectively, in imputed interest expenses related to advances outstanding to related party. These imputed interests were recorded in our financial statements under additional paid-in capital.

Net Loss. During the three months ended March 31, 2020 and 2019, we had a net loss of $16,790 and $15,464, respectively.

Liquidity and Capital Resources

As of March 31, 2020, we did not have any cash, while, we had liabilities of $301,723, and had a working capital deficit of $288,586. We expect to incur continued losses during the remainder of 2020, possibly even longer.

For the three months ended March 31, 2020 and 2019, net cash used in operating activities amounted to $20,214 and $19,765, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the three months ended March 31, 2020 and 2019, net cash provided by financing activities amounted to $20,214 and $19,765, respectively. For the three months ended March 31, 2020, we received proceeds from loans from officer of $20,214, received proceeds from sale of common stock of $2,405, and made repayment for loans from officer of $2,405.  For the three months ended March 31, 2019, we received proceeds from loans from officer of $19,765 for working capital purposes.

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

During the three months ended March 31, 2020 and 2019, Ms. Lu, the sole director and officer of us, advanced an aggregate $20,214 and $19,765, respectively, to us to pay some of our expenses and for working capital purposes, and we repaid $2,405 and $0, respectively, to Ms. Lu. These advances in the aggregate amounts of $290,623 and $272,814, respectively, at March 31, 2020 and December 31, 2019, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $5,439 and $4,724 was recorded for the three months ended March 31, 2020 and 2019, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 28, 2020, which can be found in our Annual Report on Form 10-K filed with the SEC on February 28, 2020. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Contractual Obligations

As of March 31, 2020, we had no contractual obligations.

Off –Balance Sheet Operations

As of March 31, 2020, we had no off-balance sheet activities or operations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2019. These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2020, have not been remedied.

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

On April 7, 2020, the Company sold 2,500,000 shares of common stock at a purchase price of $0.01 per share to an investor pursuant to a stock purchase agreement. The Company did not engage a placement agent with respect to the sale. The Company received proceeds of $25,000.

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

Tengjun Biotechnology Corp.
(Registrant)

Date: April 22, 2020	By:	/s/ Qiuping Lu
Qiuping Lu
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), President