Form 10-Q
period 2021-09-30
Tengjun Biotechnology Corp.
filed 2021-10-20
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding October 20, 2021
Common Stock, $0.001 par value per share	46,023,459 shares

Tengjun Biotechnology Corp.

FORM 10-Q

September 30, 2021

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP.

CONDENSED BALANCE SHEETS

	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,381	$5,942
Prepaid expenses	10,667	4,298
TOTAL CURRENT ASSETS	35,048	10,240

TOTAL ASSETS	$35,048	$10,240

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,000	$11,636
Related party loans	312,869	281,107

TOTAL CURRENT LIABILITIES	323,869	292,743

STOCKHOLDERS' DEFICIT:
Preferred stock ($.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding)	-	-
Common stock ($.001 par value; 70,000,000 shares authorized; 46,023,459 and 45,783,459 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	46,023	45,783
Additional paid-in capital	290,852	249,454
Accumulated deficit	(625,696)	(577,740)

TOTAL STOCKHOLDERS' DEFICIT	(288,821)	(282,503)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,048	$10,240

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$-	$-	$-	$-
Operating Expenses:
Accounting fees	1,900	1,825	10,300	9,950
Other general and administrative	7,420	4,740	20,018	15,566

Total Operating Expenses	9,320	6,565	30,318	25,516

Loss from Operations	(9,320)	(6,565)	(30,318)	(25,516)

Other Expense:
Interest expense - related party	(6,154)	(5,395)	(17,638)	(16,134)

Total Other Expense	(6,154)	(5,395)	(17,638)	(16,134)

Net Loss	$(15,474)	$(11,960)	$(47,956)	$(41,650)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	46,023,459	45,783,459	45,900,638	44,863,486

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	45,783,459	$45,783	$249,454	$(577,740)	$(282,503)
Imputed interest	-	-	5,475	-	5,475
Net loss for the three months ended March 31, 2021	-	-	-	(16,804)	(16,804)
Balance at March 31, 2021	45,783,459	45,783	254,929	(594,544)	(293,832)
Common stock sold for cash	240,000	240	23,760	-	24,000
Imputed interest	-	-	6,009	-	6,009
Net loss for the three months ended June 30, 2021	-	-	-	(15,678)	(15,678)
Balance at June 30, 2021	46,023,459	46,023	284,698	(610,222)	(279,501)
Imputed interest	-	-	6,154	-	6,154
Net loss for the three months ended September 30, 2021	-	-	-	(15,474)	(15,474)
Balance at September 30, 2021	46,023,459	$46,023	$290,852	$(625,696)	$(288,821)

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	43,136,540	$43,137	$201,095	$(523,872)	$(279,640)
Common stock sold for cash	80,040	80	2,325	-	2,405
Imputed interest	-	-	5,439	-	5,439
Net loss for the three months ended March 31, 2020	-	-	-	(16,790)	(16,790)
Balance at March 31, 2020	43,216,580	43,217	208,859	(540,662)	(288,586)
Common stock sold for cash	2,566,879	2,566	24,440	-	27,006
Imputed interest	-	-	5,300	-	5,300
Net loss for the three months ended June 30, 2020	-	-	-	(12,900)	(12,900)
Balance at June 30, 2020	45,783,459	45,783	238,599	(553,562)	(269,180)
Imputed interest	-	-	5,395	-	5,395
Net loss for the three months ended September 30, 2020	-	-	-	(11,960)	(11,960)
Balance at September 30, 2020	45,783,459	$45,783	$243,994	$(565,522)	$(275,745)

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

TENGJUN BIOTECHNOLOGY CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,956)	$(41,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on related party loans	17,638	16,134
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,369)	(3,161)
(Decrease) increase in accounts payable and accrued liabilities	(636)	137

NET CASH USED IN OPERATING ACTIVITIES	(37,323)	(28,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from related party loans	37,513	28,540
Proceeds from sale of common stock	24,000	29,411
Repayment made for related party loans	(5,751)	(29,411)

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,762	28,540

NET DECREASE IN CASH	18,439	-

Cash, beginning of period	5,942	-

Cash, end of period	$24,381	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations is to evaluate various industries, geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which the Company currently lacks. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, the Company will have the financial and other resources available to take advantage of such opportunity, since the Company has extremely limited liquidity. Through September 30, 2021, the Company has no revenues or operation.

NOTE 2 - Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying balance sheets as of September 30, 2021, statements of operations for the three and nine months ended September 30, 2021 and 2020, statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2021 and 2020, and the statements of cash flows for the nine months ended September 30, 2021 and 2020, are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“U.S. GAAP”). In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2021 and its results of operations and its cash flows for the period ended September 30, 2021. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. GAAP for financial information and in accordance with Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position as of September 30, 2021 and operating results for the three and nine months ended September 30, 2021 and 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC on February 17, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company believes that the recorded values of all of its financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Description	Level 1	Level 2	Level 3	Total Realized Loss
September 30, 2021	-	-	-	-
December 31, 2020	-	-	-	-

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Prepaid Expenses

Prepaid expenses relate to cash paid in advance for annual listing fee and professional service fee. These amounts are recognized as expense over the related listing and service periods. At September 30, 2021 and December 31, 2020, prepaid expenses amounted $10,667 and $4,298, respectively.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2021 and December 31, 2020, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. During the three and nine months ended September 30, 2021 and 2020, the Company had no dilutive financial instruments issued or outstanding.

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

As of September 30, 2021, the Company had $24,381 in cash and has been funding its working capital needs from loans from related parties. The Company is seeking sources of funding. Without limiting its available options, future equity financings will most likely be through the sale of additional shares of its common stock. It is possible that the Company could also offer warrants, options and/or rights in conjunction with any future issuances of its common stock. However, the Company can give no assurance that financing will be available to it, and if available, in amounts or on terms acceptable to the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of September 30, 2021, the Company had a working capital deficit, accumulated deficit and stockholders’ deficit of $288,821, $625,696 and $288,821, respectively. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 - Related Party Transactions

Related Party Loans

Qiuping Lu, President, CEO, director and shareholder of the Company, advanced funds to the Company for working capital purposes. These working capital advances are payable on demand. As of September 30, 2021 and December 31, 2020, these working capital advances amounted to $312,869 and $281,107, respectively, are reflected as related party loans on the accompanying balance sheets.

During the three months ended September 30, 2021 and 2020, in connection with these related party loans, the Company imputed interest of $6,154 and $5,395, respectively, and recorded interest expense and an increase in additional paid-in capital.

During the nine months ended September 30, 2021 and 2020, in connection with these related party loans, the Company imputed interest of $17,638 and $16,134, respectively, and recorded interest expense and an increase in additional paid-in capital.

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

As of September 30, 2021 and December 31, 2020, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

As of September 30, 2021 and December 31, 2020, the Company had 46,023,459 and 45,783,459 shares of its common stock issued and outstanding, respectively.

Common Stock Sold for Cash

During the nine months ended September 30, 2021, the Company sold an aggregate of 230,000 shares of common stock at a price of $0.10 per share to investors pursuant to stock purchase agreements. The Company did not engage any placement agent with respect to the sales. The Company received proceeds of $23,000.

On May 20, 2021, the Company sold 10,000 shares of common stock at a price of $0.10 per share to a related party pursuant to a stock purchase agreement. The Company did not engage any placement agent with respect to the sales. The Company received proceeds of $1,000.

NOTE 6 - Commitments and Contingencies

At September 30, 2021, there were no legal proceedings against the Company.

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

Overview

Our original business plan was to become a commercial FM radio broadcaster. Subsequently, following a change in control, we changed our business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with our professional and business advisors in the United States and the People’s Republic of China, management decided during the third quarter of 2014 that this would no longer be our plan of operations. Our plan of operations is to evaluate various industries, and geographic and market opportunities. This may take the form of acquiring a business, being acquired by an existing business or developing a business organically. Any such efforts may require significant capital, which we currently lack. There is no assurance that any such opportunity will become available. There is also no assurance that, if any opportunity becomes available, we will have the financial and other resources available to take advantage of such opportunity, since we have extremely limited liquidity. Through September 30, 2021, we had no revenues or operations.

Results of Operations

The Three and Nine Months Ended September 30, 2021 Versus Three and Nine Months Ended September 30, 2020

Revenues. As of September 30, 2021, we had not generated any revenues.

Operating Expenses. For the three months ended September 30, 2021, total operating expenses amounted to $9,320 as compared to $6,565 for the three months ended September 30, 2020, an increase of $2,755 or 42.0%. For the nine months ended September 30, 2021, total operating expenses amounted to $30,318 as compared to $25,516 for the nine months ended September 30, 2020, an increase of $4,802 or 18.8%. Since inception, our operating expenses primarily consisted of fees and expenses related to complying with our ongoing SEC reporting requirements, which have consisted of accounting fees, transfer agent fees, and filing fees etc.

Other expenses. During the three months ended September 30, 2021 and 2020, we recorded $6,154 and $5,395, respectively, in imputed interest expenses related to advances outstanding to related party. During the nine months ended September 30, 2021 and 2020, we recorded $17,638 and $16,134, respectively, in imputed interest expenses related to advances outstanding to related party. These imputed interests were recorded in our financial statements under additional paid-in capital.

Net Loss. During the three months ended September 30, 2021 and 2020, we had a net loss of $15,474 and $11,960, respectively. During the nine months ended September 30, 2021 and 2020, we had a net loss of $47,956 and $41,650, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had $24,381 in cash, while, we had liabilities of $323,869, and had a working capital deficit of $288,821. We expect to incur continued losses during 2021, possibly even longer.

For the nine months ended September 30, 2021 and 2020, net cash used in operating activities amounted to $37,323 and $28,540, respectively. We expect to require working capital of approximately $50,000 over the next 12 months to meet our financial obligations.

For the nine months ended September 30, 2021 and 2020, net cash provided by financing activities amounted to $55,762 and $28,540, respectively. For the nine months ended September 30, 2021, we received proceeds from loans from officer of $37,513 and received proceeds from sale of common stock of $24,000, offset by repayment made for loans from officer of $5,751.  For the nine months ended September 30, 2020, we received proceeds from loans from officer of $28,540, received proceeds from sale of common stock of $29,411, offset by repayment made for loans from officer of $29,411.

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

During the nine months ended September 30, 2021 and 2020, Ms. Lu, the sole director and officer of us, advanced an aggregate $37,513 and $28,540, respectively, to us to pay some of our expenses and for working capital purposes, and we repaid $5,751 and $29,411, respectively, to Ms. Lu. These advances in the aggregate amounts of $312,869 and $281,107, respectively, at September 30, 2021 and December 31, 2020, are payable on demand and are reflected as related party loans on the accompanying balance sheets.

Imputed interest of $6,154 and $5,395 was recorded for the three months ended September 30, 2021 and 2020, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

Imputed interest of $17,638 and $16,134 was recorded for the nine months ended September 30, 2021 and 2020, respectively, and the imputed interest was recorded as interest expense and an increase in additional paid-in capital, respectively.

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

Contractual Obligations

As of September 30, 2021, we had no contractual obligations.

Off –Balance Sheet Operations

As of September 30, 2021, we had no off-balance sheet activities or operations.

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

Based on management’s assessment, we have concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2020. These weaknesses have existed since our inception on June 28, 2010 and, as of September 30, 2021, have not been remedied.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Sold for Cash

During the nine months ended September 30, 2021, the Company sold an aggregate of 230,000 shares of common stock at a price of $0.10 per share to investors pursuant to stock purchase agreements. The Company did not engage any placement agent with respect to the sales. The Company received proceeds of $23,000.

On May 20, 2021, the Company sold 10,000 shares of common stock at a price of $0.10 per share to a related party pursuant to a stock purchase agreement. The Company did not engage any placement agent with respect to the sales. The Company received proceeds of $1,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer

32.1*	Section 1350 Certification of Chief Executive and Financial Officer

101.INS*	INLINE XBRL INSTANCE DOCUMENT

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tengjun Biotechnology Corp.
(Registrant)

Date: October 20, 2021	By:	/s/ Qiuping Lu
Qiuping Lu
Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting officer), President