Form 10-K
period 2021-12-31
Tengjun Biotechnology Corp.
filed 2022-03-31
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

East Jinze Road and South Huimin Road, Food Industry Economic and Technology Development District,

Jinxiang County, Jining City, Shandong Province, China

(Address of principal executive offices and zip code)

(86) 0537-8711599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $52,375,077.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2022, was 65,309,169.

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

ITEM. 1 BUSINESS

Corporate History and Structure

We were incorporated on June 28, 2010 in the State of Nevada under the name “Island Radio, Inc.” and changed our name to “China Herb Group Holdings Corporation” effective July 17, 2012. On December 9, 2019, the Company changed its corporate name to “Tengjun Biotechnology Corp.”

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

The Company’s original business plan was to become a commercial FM radio broadcaster. Subsequently, following the Change in Control, the Company changed its business plan and intended to become a medical and spa company with a focus on Asia. However, after consultation with its professional and business advisors in the United States and the People’s Republic of China, the Company’s management decided during the third quarter of 2014 that this would no longer be its plan of operations. The Company’s plan of operations was to evaluate various industries as well as geographic and market opportunities. This has taken the form of a Share Exchange Agreement (defined below).

Acquisitions/Business Combinations

On December 23, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Share Exchange Agreement”) with Tengjunxiang Biotechnology Ltd. (the “Target”), a Cayman Islands corporation, and the Target’s eleven shareholders (the “Selling Shareholders”): Min Xing Biotechnolgy Ltd, Pastoral Technology Co., Ltd., Shu Zhilin Trading Co., Ltd., Teng Rui Xiang Bio-Tech Ltd., Aihua Trading Co., Ltd, Rock Climbing Technology, Langtaosha Trading Co., Ltd., Min Cheng Biotechnology Ltd, Kangfan Technology Co., Ltd., Chaorong Technology Co., Ltd., and Shengrui Biotechnology Co., Ltd. In accordance with the Share Exchange Agreement, on December 23, 2021, the Selling Shareholders collectively sold and transferred 500,000,000 ordinary shares of the Target, constituting one hundred percent (100%) of the issued and outstanding share capital of the Target, to the Company in exchange for 19,285,714 shares of Company’s common stock, par value $0.001 per share (the “Tengjun Shares”), at an agreed price of $0.19 per share of the Company’s common stock (the “Common Stock”) for a total valuation of $3,675,000 of the Target.

In connection with the acquisition of the Target pursuant to the Share Exchange Agreement, the Company is entering into the Chinese tea and water purifier business through its newly acquired subsidiary the Target Company, which owns four corporate entities: (i) Tengjunxiang Biotechnology HK Limited (“Tengjun HK”), a company formed in Hong Kong and wholly owned by the Target, (ii) Shandong Minfu Biotechnology Co., Ltd. (“WFOE”), a wholly foreign owned entity formed under the laws of China and wholly owned by Tengjun HK, (iii) Shandong Tengjunxiang Biotechnology Co., Ltd. (“Shangdong Tengjunxiang”), a company formed under the laws of China and 94.95% owned by WFOE, and (iv) Jinxiang County Kanglong Water Purification Equipment Co. Ltd. (“Kanglong”), a company formed under the laws of China and wholly-owned subsidiary of Shandong Tengjunxiang. The parties to this Agreement closed the transaction contemplated therein on December 23, 2021.

The Target was incorporated on July 19, 2021 under the laws of the Cayman Islands. The authorized capital stock of the Target is 500,000,000 ordinary shares, all of which were issued and outstanding prior to the closing of the Acquisition. Shangdong Tengjunxiang, our operating company, was formed on June 27, 2014, under the laws of China. Promptly after the Closing, the Target shall update the shareholder registration of the Target to effect the Share Exchange Agreement. The Share Exchange Agreement was signed and agreed by and among all of the shareholders and/or beneficial owners of the Target, the Target and the Company.

As a result of the consummation of the Acquisition on December 23, 2021 as discussed above, the Target became a wholly-owned subsidiary of the Company and the business of the Target became the business of the Company.

The diagram below illustrates our corporate structure following the Acquisition:

Business Strategy

Compared with other teas, dandelion teas enjoy the reputation of having health benefits in China. It is a household concept in China that drinking dandelion teas may clean the consumers’ livers and purify their digestion system. We intend to leverage that deep-rooted concept to market its products to the Chinese consumers.

As of December 31, 2021, we through our operating subsidiaries produced only two types of teas, green dandelion tea and black dandelion tea with another line of business of manufacturing and selling consumer water purifiers. Our tea products are focused on not only their taste but also their aesthetic presentation and health benefits. We have not started official marketing and distribution of our products. We plan to offer our products in certain flagship stores in China through regional representatives, online stores and wechat marketing.

The Company has devoted substantial resources to establish the entire dandelion production chain, from research and development, plant cultivation, tea leaves selection, processing, to storing and distributing to the market. Shandong Tengjunxiang, our operating subsidiary in the PRC, was founded in 2014 and has used the past 7 years to cultivate the dandelion farms, construct its tea manufacturing factory, research and development center and office buildings. Shandong Tengjunxiang has a wholly-owned subsidiary, Kanglong, which is in the business of design, develop, and manufacture consumer water purifiers.

Our goal is to become a household brand of dandelion tea in each city where we plan to operate our stores, by selling the finest quality teas and related products, and by providing customers with premium post-sales services.

Principal Products

Company’s main products are Mincheng Black Dandelion Tea and Mincheng Green Dandelion Tea, of various packages and sizes. Company’s subsidiary Kanglong focuses on designing, developing and manufacturing consumer water purifiers in Shandong Province and other provinces in China.

In addition to the featured dandelion teas, we also are trying to market and distribute Ejiao (donkey hide gelatin candies), other tea products (including “Puxichun” tea), packed multigrain porridge, and other nutraceutical products in Shandong Province and other provinces in China.

Production Process

Company has two operating campuses, Tengjunxiang Campus I and Tengjunxiang Campus II, and one campus under construction. Tengjunxiang Campus I occupies approximately 52.5 acres of land located in Jining City Food Industry Park. Inside Tengjunxiang Campus I, there is one tea factory of a total 16,000 square meters that produces green dandelion tea and black dandelion tea. Our factory has received the “Quality Management System Certificate,” “Food Safety Management System Certification” and “Environmental Management System Certificate” issued by Beijing Shenghui Certification Service Co., Ltd. The Company’s factory is equipped with two modern tea production lines, three manual tea selection lines, one smart packing line having the capacity of producing 6 tons of green dandelion tea and 3 tons of black dandelion tea on a daily basis.

Our research center has developed modern processing techniques to produce dandelion tea in a cost efficient manner. With respect to green dandelion tea production, the selected fresh tea leaves will go through the following steps: cutting- spreading - transporting- finishing- cooling and transporting- air selecting- spreading again- transporting- stir roasting- drying- and roasting again. We use a different method to produce dandelion black tea, which involves cutting- lining and tuning - transporting- spreading and drying- kneading- cutting- transporting to the work station- fermenting- dehydration- drying- and roasting. Our two tea production lines would require only nine workers in total to monitor and facilitate the production process, which has saved us a lot of labor costs compared to the conventional labor-intensive tea production process. On the other hand, each of our three tea selection lines would require approximately 120 workers to operate in its full capacity.

Competitive Strength

The Company believes the following competitive strengths will contribute to the future sales growth:

●	Premium Tea Products - We can produce high quality dandelion green and red teas on a large scale, which can satisfy customers’ need for freshness, healthiness, and trendiness in all seasons.

●	Focus on Dandelion- We have shifted our production focus to dandelion teas with firm belief that the Chinese consumers have unmet demands on dandelion products due to the Chinese herbal medicine concept that dandelion teas have certain health benefits.

●	Cost Performance - Because We can produce tea products on a massive scale from the tea factory, We offer high-quality teas for competitive prices in the Chinese consumer market.

●	Integrated streamline process- We own and control the entire tea production line, from growing and farming dandelion leaves (from its own farm and local farms with dandelion purchase arrangements), selecting dandelion leaves, processing dandelion leaves into dandelion teas, packing and storing finished tea products.

●	Dedicated Marketing Team- We are building our experienced and skilled marketing and sales team with the plan to distribute its dandelion teas in China.

●	High Quality Post-sales Services- We have trained an experienced and knowledgeable customer service team devoted to consumer post-sales services.

Sales and Marketing

We have not started the sales of our products on a commercial scale. We plan to open at least one franchise store in each city, with a goal to reach 10,000 franchise dandelion tea stores in China. We intend to provide in-depth training to its sales force about its dandelion tea products, including their health benefits and skills and tips of making dandelion tea. With respect to the supplies of tea products, the Company intends to use the spoke-hub model whereby each regional hubs would transport and distribute the tea products to local stores in that region and also collect the returned products. With respect to consumers in Shandong Province where our headquarters are, we have formed a seven-person sales committee to research and analyze the customers’ feedbacks and needs for tea products and then continue to change and improve the tea products. We expect to leverage the one trademark for the tea products, “Mincheng Dandelion” to further market and sell our teas to provinces outside Shandong.

For future franchise stores outside Shandong Province, Company plans to actively monitor and manage the performance of the stores and seek to incorporate information learned through the monitoring process into its analytic process and future site selection and store retention decisions.

Company intends to team up with China’s leading online stores and food ordering and delivery platforms to allow consumers to order its dandelion teas through the Internet. Most of our tea products are suitable for delivery because of their long shelf life. The black dandelion tea in theory will not expire for years and the longer it is stored under proper conditions the better the black dandelion tea will taste.

Employees

As of the date of this report, we had 19 full-time employees who work primarily from Shandong, China. We have employment contracts with all of our full-time employees in accordance with the relevant PRC laws. There are no collective bargaining contracts covering any of our full-time employees. We believe our relationship with our full-time employees is satisfactory. In addition, from time to time, we hire part-time workers and currently we have approximately 103 part-time workers.

We have made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company recorded the contribution in the general administration expenses when incurred.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology and brand names. Monitoring unauthorized use of our products and brands is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology and brand names, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations. See also our discussion of protection of our intellectual property under the “Risk Factors.”

As of the date of this current report, the Company, including its subsidiaries, has 18 utility model patents registered in China regarding its water purifiers, all of which are registered under its subsidiary Kanglong. In addition, the Company, through Shandong Tengjunxiang, owns the trademark of “Mincheng Dandelion” (in Chinese) registered with China Intellectual Property Administration.

Insurance

As required by laws and regulations in China, we participate in various employee social security plans that are organized by municipal and provincial governments, including housing, pension, medical insurance and unemployment insurance programs. Shandong Tengjunxiang, one of our operating subsidiaries, is required under Chinese law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of its employees, up to a maximum amount specified by the local government from time to time. As of the date of this report, all of the Company’s full-time employees, including the full-time employees of the Company’s subsidiaries, are fully covered by those employee social security plans.

Seasonality

The sale of our dandelion teas (including green and black dandelion teas) is not subject to seasonality in China, however, the sales of consumer water purifiers are. The period from March to October is the peak season for the sales of water purifiers, whereas the rest of a year is the off-season. We are focusing on marketing and sales of its dandelion teas as the featured products for the entire company.

Research and Development

Producing Dandelion Teas- with our researchers and skilled technical consultants, Company has developed and put into commercial production two modern tea production lines, one for green dandelion tea and one for black dandelion tea, both of which have greatly enhanced the efficiency of making dandelion teas. Our research and development center is dedicated to exploring more health benefits from dandelion plants and producing more commercially appealing products.

Licenses, Permits and Regulations

PRC Legal System

The PRC legal system is based on the PRC Constitution and is made up of written laws, regulations and directives. Decided court cases do not constitute binding precedents.

The National People’s Congress of the PRC (“NPC”) and the Standing Committee of the NPC are empowered by the PRC Constitution to exercise the legislative power of the state. The NPC has the power to amend the PRC Constitution and to enact and amend primary laws governing the state organs and civil and criminal matters. The Standing Committee of the NPC is empowered to interpret, enact and amend laws other than those required to be enacted by the NPC.

The State Council of the PRC is the highest organ of state administration and has the power to enact administrative rules and regulations. Ministries and commissions under the State Council of the PRC are also vested with the power to issue orders, directives and regulations within the jurisdiction of their respective departments. Administrative rules, regulations, directives and orders promulgated by the State Council and its ministries and commissions must not be in conflict with the PRC Constitution or the national laws and, in the event that any conflict arises, the Standing Committee of the NPC has the power to annul such administrative rules, regulations, directives and orders.

At the regional level, the people’s congresses of provinces and municipalities and their standing committees may enact local rules and regulations and the people’s government may promulgate administrative rules and directives applicable to their own administrative area. These local laws and regulations may not be in conflict with the PRC Constitution, any national laws or any administrative rules and regulations promulgated by the State Council.

Rules, regulations or directives may be enacted or issued at the provincial or municipal level or by the State Council of the PRC or its ministries and commissions in the first instance for experimental purposes. After sufficient experience has been gained, the State Council may submit legislative proposals to be considered by the NPC or the Standing Committee of the NPC for enactment at the national level.

PRC Laws and Regulations Relating to Our Business

Our business and operations in the PRC are subject to government rules and regulations, including food safety, food manufacturing permit, environmental, working safety, and health regulations. Shandong Tengjunxiang, the majority-owned subsidiary of the Company, holds food manufacturing permit (valid until April 28, 2024), food sales and distribution license (valid until December 27, 2022), value added telecommunication license (valid until November 17, 2025), and auction transaction permit (valid until September 16, 2030). In addition, our factory has received the “Quality Management System Certificate,” “Food Safety Management System Certification” and “Environmental Management System Certificate” issued by Beijing Shenghui Certification Service Co., Ltd.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of China’s State Administration of Foreign Exchange. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), Foreign Investment Entities may purchase foreign exchange without the approval of the State Administration of Foreign Exchange for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by the State Administration of Foreign Exchange, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign investment entities to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from the State Administration of Foreign Exchange.

China has allowed for a more market-based exchange rate to influence the valuation of the Renmenbi versus global currencies, and supported devaluation consistently over the seven months prior to the date of this prospectus. To the extent any of our future revenues are denominated in Renmenbi or other currencies other than the United States dollar, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

PRC Enterprise Income Tax Law and Individual Income Tax Law

Under the Enterprise Income Tax Law or EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. PRC resident enterprises typically pay an enterprise income tax at the rate of 25%. An enterprise established outside of the PRC with its “de facto management bodies” located within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC domestic enterprise for enterprise income tax purposes. The implementation rules of the EIT Law define “de facto management body” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

The SAT Circular 82 issued by the SAT in April 2009 provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled offshore incorporated enterprise is located in China. Pursuant to the SAT Circular 82, a PRC-controlled offshore incorporated enterprise has its “de facto management body” in China only if all of the following conditions are met: (a) the senior management and core management departments in charge of its daily operations function have their presence mainly in the PRC; (b) its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and (d) more than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. The SAT Bulletin 45, in effect from September 2011, provides more guidance on the implementation of the SAT Circular 82 and provides for procedures and administration details on determining resident status and administration on post-determination matters. Although the SAT Circular 82 and the SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth there may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or PRC enterprise groups or by PRC or foreign individuals.

Due to the lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by individuals in the PRC. We may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders, and would have a material adverse effect on our results of operations and the value of your investment.

PRC Value Added Tax

Pursuant to the Provisional Regulation of China on Value Added Tax, all entities and individuals that are engaged in the businesses of sales of goods, provision of repair and placement services and importation of goods into China are generally subject to a VAT at a rate of 17% (with the exception of certain goods which are subject to a rate of 13%) of the gross sales proceeds received, less any VAT already paid or borne by the taxpayer on the goods or services purchased by it and utilized in the production of goods or provisions of services that have generated the gross sales proceeds.

PRC Business Tax

Companies in China were generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 3% to 20% on revenue generated from providing services and revenue generated from the transfer of intangibles. Beginning on May 1, 2016, value added tax replaced the existing business tax in China, and there is no longer business tax imposed in China.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Businesses

We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our results of operations.

We are at the development stage. Our ability to successfully scale the tea and consumer water purification businesses depends on many factors, including:

●	Our ability to increase brand awareness in the PRC and to increase tea consumption;

●	our ability to educate the consumers in general about the health benefits potentially associated with dandelion teas;

●	the negotiation of acceptable terms with our suppliers;

●	the maintenance of adequate distribution capacity, information systems and other operational system capabilities;

●	buying, distribution and other support operations;

●	the hiring, training and retention of management and other skilled personnel;

●	expanding our store presence and enhancing the internet traffic to our tea products;

●	assimilating new store employees into our corporate culture;

●	the effective sourcing and management of inventory to meet the needs on a timely basis;

●	the availability of sufficient levels of cash flow and financing to support our expansion; and

●	the short-term and long-term effects of COVID-19 on the food services industry in the PRC.

Our limited operating experience and limited brand recognition in other regions may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to a considerable extent, on our expansion efforts into regions of the PRC outside Shandong Province. We have a limited number of customers and limited experience in operating outside our current areas. We also have limited experience with market practices outside of our current areas and cannot guarantee that we will be able to penetrate or successfully operate in any market outside of our current region, Shandong Province. We may also encounter difficulty expanding in other regions’ markets because of limited brand recognition. In particular, we have no assurance that our marketing efforts will prove successful outside of the narrow geographic regions in which they have been used. The expansion into other regions may also present competitive, merchandising, forecasting and distribution challenges that are different from or more severe than those we currently face. Failure to develop new markets outside our current areas or disappointing growth may harm our business and results of operations.

We face significant competition from other specialty tea and beverage retailers and retailers of grocery products, which could adversely affect us and our growth plans.

The Chinese tea market is highly fragmented. We compete directly with a large number of relatively small independently owned tea retailers and a number of regional and national tea retailers, as well as retailers of grocery products, including loose-leaf tea and tea bags and other beverages. We compete with these retailers on the basis of taste, quality and price of product offered, store atmosphere, location, customer service and overall customer experience. We must spend considerable resources to differentiate our customer experience. Some of our competitors may have greater financial, marketing and operating resources than we do. Therefore, despite our efforts, our competitors may be more successful than us in attracting customers. In addition, as we continue to drive growth in Shandong Province, our success, combined with relatively low barriers to entry, may encourage new competitors to enter the market. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

If we are unable to maintain sufficient levels of cash flow, we may not meet our growth expectations.

We may be unable to obtain any necessary financing on commercially reasonable terms to pursue or maintain our growth strategy. If we are unable to pursue or maintain our growth strategy, the market price of our common stock could decline and our results of operations and profitability could suffer.

Because our tea business is highly concentrated on a single, discretionary product category, dandelion teas, we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our tea business is not diversified and consists primarily of developing, sourcing, producing, marketing and selling dandelion tea. Consumer preferences often change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the many positive attributes of tea and anticipate shifts in consumer tastes. Any future shifts in consumer preferences away from the consumption of tea beverages or dandelion tea would also have a material adverse effect on our results of operations. In particular, there has been an increasing focus on health and wellness by consumers, which we believe has increased demand for products, such as our teas, that are perceived to be healthier than other beverage alternatives. If such consumer preference trends change, or if our dandelion teas are not perceived to be healthier than other beverage alternatives, our financial results could be adversely affected.

Consumer purchases of specialty retail products, including our products, are historically affected by economic conditions such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, tax rates, fuel prices and the level of consumer confidence in prevailing and future economic conditions. These discretionary consumer purchases may decline during recessionary periods or at other times when disposable income is lower. Our financial performance may become susceptible to economic and other conditions in regions or states where we have a significant number of stores. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

Our success depends, in part, on our ability to source, develop and market new varieties of teas and tea blends, tea accessories and other tea-related merchandise that meet our high standards and customer preferences.

We currently only offer black and green dandelion teas under the brand name Mincheng Dandelion. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of tea beverages, tea accessories and other tea-related merchandise that both meet our standards for quality and appeal to customers’ preferences. Failure to innovate, develop, source and market new varieties of tea beverages, tea accessories and other tea-related merchandise that consumers want to buy could lead to a decrease in our sales and profitability.

We may experience negative effects to our brand and reputation from real or perceived quality or safety issues with our tea products, which could have an adverse effect on our operating results.

We believe our customers rely on us to provide them with high-quality tea products. Concerns regarding the safety of our tea products or the safety and quality of our supply chain could cause consumers to avoid purchasing certain products from us or to seek alternative sources of tea, even if the basis for the concern has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving our tea products, could discourage consumers from buying our tea and have an adverse effect on our brand, reputation and operating results.

Furthermore, the sale of our tea entails a risk of product liability claims and the resulting negative publicity. For example, tea leaves supplied to us may contain contaminants that, if not detected by us, could result in illness or death upon their consumption. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future.

Any loss of confidence on the part of our customers in the safety and quality of our tea products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of quality tea and could significantly reduce our brand value. Issues regarding the safety of any teas sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely affect our reputation or subject us to fines or other penalties.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms and similar devices by unaffiliated third parties, whether seeking to pass themselves off as us or not, at any time, which may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.

A shortage in the supply, a decrease in the quality or an increase in the price of tea as a result of weather conditions, earthquakes, crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business.

Although we have our own dandelion farm, we also purchase dandelion leaves from local farms which have contracts with us. The supply and price of tea is subject to fluctuation, depending on demand and other factors outside of our control. The supply, quality and price of our teas can be affected by multiple factors, including political and economic conditions, civil and labor unrest, adverse weather conditions, including floods, drought and temperature extremes, earthquakes, tsunamis, and other natural disasters and related occurrences. In extreme cases, entire tea harvests from both our own farms and contract farms, may be lost or may be negatively impacted in some geographic areas. These factors can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

Dandelion tea may be vulnerable to crop disease and pests, which may vary in severity and effect. The costs to control disease and pest damage vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such conditions will continue to be effective. These conditions can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

We rely significantly on information technology systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to operate our business effectively.

We rely on our information technology systems to effectively manage our business data, tea production lines, communications, point-of-sale, supply chain, order entry and fulfillment, inventory and distribution centers and other business processes. The failure of our systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales, causing our business to suffer. Despite any precautions we may take, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, power outages, viruses, security breaches, cyber-attacks and terrorism, including breaches of our transaction processing or other systems that could result in the compromise of confidential company, customer or employee data. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, require us to expend significant time and expense developing, maintaining or upgrading our information technology systems or prevent us from paying our vendors or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Furthermore, our ability to conduct our website operations may be affected by changes in foreign, state, provincial and federal privacy laws and we could incur significant costs in complying with the multitude of foreign, state, provincial and federal laws regarding the unauthorized disclosure of personal information. Although we carry business interruption insurance, our coverage may not be sufficient to compensate us for potentially significant losses in connection with the risks described above.

Data security breaches and attempts thereof could negatively affect our reputation, credibility and business.

We collect and store personal information relating to our customers and employees, including their personally identifiable information, and rely on third parties for the operation of the various social media tools and websites we use as part of our marketing strategy. Consumers are increasingly concerned over the security of personal information transmitted over the Internet (or through other mechanisms), consumer identity theft and user privacy. Any perceived, attempted or actual unauthorized disclosure of personally identifiable information regarding our employees or customers could harm our reputation and credibility, reduce our ability to attract and retain customers and could result in litigation against us or the imposition of significant fines or penalties. We cannot assure you that any of our third-party service providers with access to such personally identifiable information will maintain policies and practices regarding data privacy and security in compliance with all applicable laws, or that they will not experience data security breaches or attempts thereof which could have a corresponding adverse effect on our business.

Recently, data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new foreign legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements in the future to protect the customer information that we process in connection with the purchase of our products, resulting in increased compliance costs.

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19.

In December 2019, a novel strain of coronavirus causing respiratory illness, or COVID-19, has surfaced in Wuhan, China, spreading at a fast rate in January and February of 2020, and confirmed cases were also reported in other parts of the world. In reaction to this outbreak, an increasing number of countries imposed travel suspensions to and from China following the World Health Organization’s “public health emergency of international concern” (PHEIC) announcement on January 30, 2020. Since this outbreak, business activities in China and many other countries including U.S. have been disrupted by a series of emergency quarantine measures taken by the government.

The extent to which COVID-19 negatively impacts our business is highly uncertain and cannot be accurately predicted. Our intended marketing and sales efforts of our products have been delayed due to COVID-19. We believe that the coronavirus outbreak and the measures taken to control it may have a significant negative impact on not only our business, but economic activities globally. The magnitude of this negative effect on the continuity of our business operation in China and U.S. remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations, and as a result affect our share price and create more volatility.

Litigation may adversely affect our business, financial condition, results of operations or liquidity.

Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is inherently difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. Regardless of the outcome or merit, the cost to defend future litigation may be significant and result in the diversion of management and other company resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.

Our failure to comply with existing or new regulations in the PRC, or an adverse action regarding product claims or advertising could have a material adverse effect on our results of operations and financial condition.

Our business operations, including farming, food processing, labeling, packaging, advertising, sourcing, distribution and sale of our products, are subject to the Food and Drug Safety Law and Product Quality Law of the PRC and the applicable regulations. From time to time, we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings. Failure to comply with applicable regulations or withstand such challenges could result in changes in our supply chain, product labeling, packaging or advertising, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines, monetary settlements or criminal prosecution. Any of these actions could have a material adverse effect on our results of operations and financial condition.

In addition, consumers who allege that they were deceived by any statements that were made in advertising or labeling could bring a lawsuit against us under consumer protection laws. If we were subject to any such claims, while we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely result in a significant distraction for management, be lengthy and costly and could adversely affect our results of operations and financial condition. In addition, the negative publicity surrounding any such claims could harm our reputation and brand image.

We may not be able to protect our intellectual property adequately, which could harm the value of our brand and adversely affect our business.

We believe that our intellectual property, including the trademark and patents, has substantial value and has contributed significantly to the success of our business. In particular, our trademarks, and the unregistered names of a significant number of the varieties of tea beverages that we sell, are valuable assets that reinforce the distinctiveness of our brand and our customers’ favorable perception of our stores.

We also strive to protect our intellectual property rights by relying on PRC laws, as well as contractual restrictions with our employees, contractors (including those who develop, source, manufacture, store and distribute our tea beverages, light meals, baked goods, tea accessories and other tea-related merchandise), vendors and other third parties. However, we may not enter into confidentiality and/or invention assignment agreements with every employee, contractor and service provider to protect our proprietary information and intellectual property ownership rights. Those agreements that we do execute may be breached, resulting in the unauthorized use or disclosure of our proprietary information. Individuals not subject to invention assignments agreements may make adverse ownership claims to our current and future intellectual property, and even the existence of executed confidentiality agreements may not deter independent development of similar intellectual property by others. Unauthorized disclosure of or claims to our intellectual property or confidential information may adversely affect our business.

From time to time, third parties may sell our products using our name without our consent, and, we believe, may infringe or misappropriate our intellectual property rights. We will respond to these actions on a case-by-case basis and where appropriate may commence litigation to protect our intellectual property rights. However, we may not be able to detect unauthorized use of our intellectual property or to take appropriate steps to enforce, defend and assert our intellectual property in all instances.

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. Our trademark and patent rights and related registrations may be challenged in the future and could be opposed, canceled or narrowed. Our failure to register or protect our trademarks could prevent us in the future from using our trademarks or challenging third parties who use names and logos similar to our trademarks, which may in turn cause customer confusion, impede our marketing efforts, negatively affect customers’ perception of our brand, stores and products, and adversely affect our sales and profitability. Moreover, intellectual property proceedings and infringement claims brought by or against us could result in substantial costs and a significant distraction for management and have a negative impact on our business. We cannot assure you that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights, or that we will not be accused of doing so in the future.

In addition, although we have also taken steps to protect our intellectual property rights in the PRC, other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks in foreign countries. There may also be other prior registrations in other foreign countries of which we are not aware. We may need to expend additional resources to defend our trademarks in these countries, and the inability to defend such trademarks could impair our brand or adversely affect the growth of our business internationally.

Continued innovation and the successful development and timely launch of new products are critical to our financial results and achievement of our growth strategy.

Achievement of our growth strategy is dependent, among other things, on our ability to extend the product offerings of our brand and introduce innovative new products, including new tea products. Although we devote significant time and resources to the development of new products, we may not be successful in developing innovative new products or our new products may not be commercially successful. Additionally, our new product introductions are often time sensitive, and thus failure to deliver innovations on schedule could be detrimental to our ability to successfully launch such new products, in addition to potentially harming our reputation and customer loyalty. Our financial results and our ability to maintain or improve our competitive position will depend on our ability to effectively gauge the direction of our key marketplaces and successfully identify, develop, manufacture, market and sell new or improved products in these changing marketplaces.

Due to the seasonality of the water purifier products and other factors such as adverse weather conditions, our operating results are subject to fluctuations.

Because of the seasonality of the water purification line of business, results for any quarter are not necessarily indicative of the results that maybe achieved for the full fiscal year. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, quarterly operating results should not be relied upon as indications of our future performance.

The sales of our products are influenced to some extent by weather conditions in the geographies in which we operate. Unusually cold weather during the winter months or unusually hot weather during the summer months may have a temporary decrease on the demand for some of our products and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Changes in the beverage environment and retail landscape could impact our financial results.

The beverage environment is rapidly evolving as a result of, among other things, changes in consumer preferences; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the beverage retail landscape is dynamic and constantly evolving, not only in emerging and developing marketplaces, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed marketplaces, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines.

We may be able to pass some or all ingredient, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

Our failure to accurately forecast customer demand for our products, or to quickly adjust to forecast changes, could adversely affect our business and financial results.

There is inherent risk in forecasting demand due to the uncertainties involved in assessing the current demand level of our tea products. We will be setting target levels for the production of our beverages and foods in advance of customer orders based upon our forecasts of customer demand.

If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. In addition, we may be contractually bound to minimum purchase commitments over a period of time which exceed customer demand. Alternatively, if the demand exceeds our forecasts significantly beyond our current production capacity, we may not be able to satisfy customer demand, which could result in a loss of market share if our competitors are able to meet customer demands. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

Incidents involving tampering, adulteration, contamination or mislabeling of our dandelion tea, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our dandelion products, could harm our business

Instances or reports, whether true or not, of unclean water supply or food-safety issues, such as food or beverage-borne illnesses, tampering, adulteration, contamination or mislabeling, either during growing, manufacturing, packaging, storing or preparation, have in the past severely injured the reputations of companies in the food and tea beverage processing, grocery and quick-service restaurant sectors. Any report linking us to such instances could severely hurt our sales and could possibly lead to product liability claims, litigation (including class actions) and/or temporary store closures. Clean environment, including farming, processing, packaging and storing environment, is critical to the preparation of dandelion tea, and our ability to ensure a clean environment at each stage of production can be limited, particularly in some rural locations.

Additionally, we are evolving our product lineup to include more local or smaller suppliers for some of our fresh tea leaves who may not have as rigorous quality and safety systems and protocols as larger or more national suppliers. In addition, instances of beverage-safety issues, even those involving solely the restaurants or stores of competitors or of suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), could, by resulting in negative publicity about us in general, adversely affect our sales on a regional or national basis. A decrease in customer traffic as a result of safety concerns or negative publicity, or as a result of product recalls or litigation, could materially harm our business and results of operations.

Risks Relating to Doing Business in the PRC

Changes in China’s economic, political, or social conditions or government policies could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are currently located in China. Accordingly, our business, financial condition, results of operations, and prospects may be influenced, to a significant degree, by political, economic, and social conditions in China generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, including the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industries by imposing regulatory guidance or policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policies, and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the Chinese government, or in the laws and regulations in China could have a material adverse effect on the overall economic growth of China. Such developments could adversely affect our business and operating results, reduce demand for our services, and weaken our competitive position. The Chinese government has implemented various measures to encourage economic growth and guided the allocation of various types of resources. Some of these measures may benefit the overall Chinese economy, but others may have a negative effect on our operations. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In the past, the Chinese government has implemented certain measures to control the pace of economic growth, such as interest rate adjustments. These measures may decrease the auto-mobile based transportation activities in China, which may adversely affect the overall auto insurance demands and our business.

Furthermore, our China based operating entities, Shangdong Tengjunxiang and Kanglong, as well as our investors, face uncertainty about future actions by the Chinese government that could significantly affect our financial performance and operations in China. As of the date of this current report, there is no laws, regulations or other rules require our China based operating entities to obtain permission or approvals from Chinese authorities to list its affiliate’s securities on U.S. exchanges, and neither we nor our China based operating entities have received or were denied such permission. However, there is no guarantee that we or Shandong Tengjunxiang will receive or not be denied permission from Chinese authorities to list on U.S. exchanges in the future.

Changes in the policies of the PRC government could have a significant impact upon our ability to operate profitably in the PRC.

Currently, we conduct all of our operations and all of our revenue is generated in the PRC. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. Policies of the PRC government can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. Our ability to operate profitably in the PRC may be adversely affected by changes in policies by the PRC government, including changes in laws, regulations or their interpretation.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain and any changes in such laws and regulations may impair our ability to operate profitably. Changes and uncertainty in PRC laws and interpretation may materially and adversely affect our business performance and impede our operations in China.

There are substantial uncertainties regarding the interpretation and enforcement of PRC laws and regulations including, but not limited to, the laws and regulations governing our tea business. The laws and regulations over Chinese food safety are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations and amendments to existing laws and regulations, may adversely affect our business operations. New laws and regulations may also have retroactive effects on our operations in certain circumstances. We cannot predict what effect the new PRC laws and regulations and new interpretation of existing PRC laws or regulations may have on our business.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this announcement is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like us.

Because our business is conducted in Chinese dollars or RMB and the price of our common stock is quoted in United States dollars, changes in currency conversion rates may affect the amount of proceeds we will receive after the currency exchange from U.S. dollars to RMB.

Our business is conducted in the PRC, our internal books and records are recorded in renminbi or “RMB”, which is the legal currency of the PRC, and the audited consolidated financial statements that we file with the SEC and provide to our shareholders are presented in United States dollars. Changes in the exchange rate between the RMB and U.S. dollars would affect the value of our assets and the results of our operations denominated in United States dollars. The value of the RMB against the United States dollars and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and perceived changes in the economy of the PRC and the United States. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenue and financial condition presented in U.S. dollars.

If we become subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve such matters, which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and U.S. regulatory agencies. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, lack of effective internal controls over financial accounting, inadequate corporate governance policies and, in many cases, allegations of fraudulent activities. As a result of the scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S. listed Chinese companies have experienced and may experience in the future high volatility in trading prices and market value and, in some cases, may be subject to the delisting procedures from the national stock exchanges. Some of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our business and stock prices when listed on a national stock exchange. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or false, we will have to expend significant capital and time to investigate such allegations and defend our company. If such allegations are proven to have merits, we and our business operations could be severely affected and you could sustain a significant loss in your investment in our common stock.

Increases in labor costs in the PRC may adversely affect our business and our profitability.

China’s economy has experienced increases in labor costs in recent years, which is expected to continue to grow. The average wage level for our employees has also increased in recent years. We expect that our labor costs, including wages and employee benefits and additional personal protective equipment during COVID-19, will continue to increase. Unless we are able to pass on these increased labor costs to our customers by increasing prices for our services or insurance products, our profitability and results of operations may be materially and adversely affected.

In addition, we have been subject to stricter regulatory requirements in terms of entering into labor contracts with our employees and paying various statutory employee benefits, including pensions, housing fund, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance to designated government agencies for the benefits of our employees. Pursuant to the PRC Labor Contract Law that became effective in January 2008 and its rules and amendments promulgated thereunder, employers are subject to stricter requirements in terms of labor contracts, minimum wages, payments of remuneration, terms of probation and unilateral termination of labor contracts. In the event that we decide to terminate some of our employees or otherwise alter our employment or labor practices, the PRC Labor Contract Law and regulations may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations.

As the interpretation and implementation of the PRC Labor Contract Laws and regulations continue evolving, we cannot assure you that our employment practice does not and will not violate such rules and regulations in China, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Failure to make adequate contributions to various employee benefits plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare payment obligations, and contribute to the plans in such amounts in relation to their employees’ salaries, as specified by the local government where the business operations are. Such requirement to contribute to employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. If we fail to make contributions to certain employee benefit plans or fail to comply with applicable PRC labor laws or regulations in the future, we may be subject to penalties and fines and/or catch-up contributions to certain employee benefit plans. A large lump sum payment obligation due to certain labor law violations will likely negatively affect our financial condition and results of operations.

Regulation and censorship of information disseminated over the internet in China may adversely affect our business and reputation and subject us to liability for information displayed on our website.

The PRC government has adopted regulations governing internet access and the distribution of news and information over the internet. Under these regulations, internet content providers and internet publishers are prohibited from posting or displaying over the internet content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is reactionary, obscene, superstitious, fraudulent or defamatory. Failure to comply with these requirements may result in the revocation of licenses to provide internet content and other licenses, and the closure of the concerned websites. The website operator may also be held liable for such censored information displayed on or linked to the websites. If our website is found to be in violation of any such requirements, we may be penalized by relevant authorities, and our online insurance operations or reputation could be adversely affected.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from any Chinese authority to quote our common shares on the OTC Markets. However, if we were required to obtain any type of securities listing approval from the PRC government in the future and were denied such permission, we would not be able to continue being quoted on the OTC Markets or offering securities to investors, and therefore our share price would significantly depreciate.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulations and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, insurance commissions, property and other matters. The central or local governments of these jurisdictions may impose new and restrictive regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China, and result in a material change in our operations and/or the value of our common stock.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that Didi Global Inc.’s application be removed from all the smartphone application stores in China.

Given the example of Didi Global Inc. and recent statements of by the Chinese government indicating an intent to exert more oversight and control overseas offerings and foreign investments in Chinese companies, our dandelion tea production business may be subject to various government and regulatory interference once this Acquisition is completed and such regulatory actions could significantly limit or completely hinder our ability to offer or continue to offer securities to non-Chinese investors and directly cause the value and trading prices of our common shares to significantly decline or become worthless.

Although we are currently not required to obtain any permission from any PRC government to quote our shares of common stock on the OTC Markets, it will remain uncertain when and whether we will be required to obtain any permission from the PRC government to do so in the future, and even when we obtain such permission in accordance with the new rules and regulations, it will be unclear whether such permission will be rescinded or revoked at some point in time.

In light of recent events indicating greater oversight by the Cyberspace Administration of China (the “CAC”) over data security, we may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business, our quotation on the OTC Markets, financial condition, results of operations, and the offering.

The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject us to government enforcement actions and investigations, fines, penalties, suspension or disruption of our operations, among other things. The Cybersecurity Law, which was adopted by the National People’s Congress on November 7, 2016 and came into force on June 1, 2017, and the Cybersecurity Review Measures, or the “Review Measures,” which were promulgated on April 13, 2020, provide that personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. In addition, a cybersecurity review is required where critical information infrastructure operators, or the “CIIOs,” purchase network-related products and services, which products and services affect or may affect national security. Due to the lack of further interpretations, the exact scope of what constitute a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws.

On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system puts data into different groups according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations in case the data is falsified, damaged, disclosed, illegally obtained or illegally used. In addition, the Office of the Central Cyberspace Affairs Commission and the Office of Cybersecurity Review under the CAC, published the Cybersecurity Review Measures (Revised Draft for Comments), or the “Review Measures Draft,” on July 10, 2021, which provides that, aside from CIIOs, data processing operators engaging in data processing activities that affect or may affect national security, must be subject to the cybersecurity review by the Cybersecurity Review Office. According to the Review Measures Draft, a cybersecurity review is conducted by the CAC, to assess potential national security risks that may be brought about by any procurement, data processing, or overseas listing. The Review Measures Draft further, if effective, would require that critical information infrastructure operators and services and data processing operators that possess personal data of at least one (1) million users must apply for a review by the Cybersecurity Review Office of PRC, if they plan to conduct securities listings on foreign exchanges. While the Review Measures Draft has been released for consultation purpose and has not become effective (as of September 23, 2021), there is uncertainty about its final content, its adoption timeline or effective date, its final interpretation and implementation, and various other implications. It also remains uncertain whether any future regulatory changes would impose additional restrictions on companies like us.

We are subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information. We have not been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the regulations or policies that have been issued by the CAC to date.

However, it remains uncertain as to how the Review Measures Draft will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Review Measures Draft. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we expect to take all reasonable measures and actions to comply therewith. However, we cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and we will not be subject to the cybersecurity review by the CAC or designated as a CIIO. We may experience disruptions to our operations should we be required to have a cybersecurity review by the CAC. Any cybersecurity review could also result in uncertainty to our common stock being quoted on the OTC Markets, negative impacts on our share trading prices and diversion of our managerial and financial resources.

The regulatory review and the development of regulations across the U.S. and China, may subject us to uncertainties of whether we can meet such regulations and development of regulations.

Adverse regulatory developments in China may subject us to additional regulatory review and expose us to government interference, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements, and/or suspend or terminate our future securities offerings, making capital-raising more difficult.

The approval of the China Securities Regulatory Commission (the “CSRC”) and other compliance procedures may be required in the future for us to continue being quoted on the OTC Markets, and, if required, we cannot predict whether we will be able to obtain such approval.

Uncertainties with respect to the PRC legal system could adversely affect us, the rules and regulations in China can change quickly with little advance notice, and such uncertainties materially and adversely affect our business and impede our ability to continue our operations in China. If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our securities, especially if such matter cannot be addressed and resolved favorably.

The newly enacted “Holding Foreign Companies Accountable Act” and proposed “Accelerating Holding Foreign Companies Accountable Act” both call for additional and more stringent criteria to be applied to restrictive market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering and if our auditors fail to permit the Public Company Accounting Oversight Board (“PCAOB”) to inspect the auditing firm, our class A ordinary shares may be subject to delisting.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in certain “restrictive markets,” including China. The joint statement emphasized the risks associated with lack of access from the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in the markets where the PCAOB has limited access to the local auditing firms and their work.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply a minimum offering size requirement for companies primarily operating in a restrictive market, (ii) adopt a new requirement relating to the qualification of management or the board of directors of companies in the restrictive markets, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor.

On December 18, 2020, the “Holding Foreign Companies Accountable Act” (the “HFCAA”) was signed by President Donald Trump and became law. This legislation requires certain issuers to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm that is not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national stock exchange.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years, instead of three years.

The limited PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors in China. As a result, investors may be deprived of the benefits of such PCAOB inspections and supervision. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these public accounting firms’ audit procedures or quality control procedures, which could cause existing investors and potential investors in our Ordinary Shares to lose confidence in our audit procedures and audited financial statements.

Our auditor, KCCW Accountancy Corp., is an independent registered public accounting firm with the PCAOB and is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis. However, the above recent developments may have added uncertainties to our securities trading on the OTC Markets, to which the OTC Markets may apply additional and more stringent criteria with respect to our auditor’s audit and quality control procedures, adequacy of personnel and training, sufficiency of resources, geographic reach, and experience as related to their audits. If our independent registered public accounting firm fails to permit PCAOB to inspect its firm, our common stock may be prohibited from trading on the OTC Markets or subject to delisting by the stock exchange where such common shares will be listed.

Risks Relating to Our Securities

You may experience dilution of your ownership interests because of the future issuance of additional common stock of the Company.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our current shareholders. We may also issue additional shares of our securities that are convertible into or exercisable for shares of common stock, as the case may be, in connection with hiring or retaining employees, future acquisitions, future financing, and other purposes. The future issuance of any such additional shares may create downward pressure on the market price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts at a price (or exercise prices) below the price at which our shares may be valued or priced in a public market.

There is not an active liquid trading market for the Company’s Common Stock.

There is no regular active trading market in the Company’s Common Stock, and we cannot guarantee that an active trading market will develop. If an active market for the Company’s Common Stock develops, there is a significant risk that the Company’s stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

●	variations in our operating results;

●	announcements that our revenue or income are below expectations;

●	general economic slowdowns;

●	sales of large blocks of the Company’s Common Stock; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located at East Jinze Road and South Huimin Road, Food Industry Economic and Technology Development District, Jinxiang County, Jining City, Shandong Province, China. Through Target, we own two operating campuses, including two office buildings (one 9-floor office building and one 3-floor conference building), two warehouses (one for storing water purifiers and one for tea), dandelion farms and one tea factory of a total of 16,000 square meters.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 70,000,000 shares of common stock, with a par value of $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of March 21, 2022, there were 65,309,169 shares of our common stock issued and outstanding and 0 share of preferred stock issued and outstanding. As of March 21, 2022, our shares of common stock were held by approximately 113 stockholders of record.

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

	Fiscal 2021		Fiscal 2020
	High	Low	High	Low
First Quarter ended March 31	$55.00	$55.00	$13.25	$12.50
Second Quarter ended June 30	$55.00	$3.00	$55.00	$13.25
Third Quarter ended September 30	$3.00	$3.00	$55.00	$55.00
Fourth Quarter ended December 31	$3.00	$3.00	$55.00	$55.00

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

On December 23, 2021, we issued 19,285,714 shares of Company’s common stock, par value $0.001 per share, pursuant to the Share Exchange Agreement to the eleven shareholders of the Target. The issuance of the shares of our common stock to the shareholders of the Target was exempted from registration pursuant to Regulation S promulgated under the Act because the offer or sale was made in an offshore transaction and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. In addition, the recipient of the shares certified that he is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act.

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

ITEM 6. [RESERVED]

As a smaller reporting company, we are not required to make such disclosure under Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and cash flows for the years ended December 31, 2021 and 2020 and financial condition as of December 31, 2021 should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

Results of Operations - Year Ended December 31, 2021 Compared to Year Ended December 31, 2020.

Revenues

We generated $0 and $290 in revenues for the years ended December 31, 2021 and 2020, respectively. The Company did not generate any revenue during the year ended December 31, 2021 due to the impact of COVID-19.

Cost of Goods Sold

Our cost of goods sold was $0 and $58 for the years ended December 31, 2021 and 2020, respectively. The Company did not incur any cost in the year ended December 31, 2021 because there were no sales during the year of 2021.

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of advertising and product promotion expenses. Our selling and marketing expenses were $28,499 for the year ended December 31, 2021 as compared to $68,804 for the year ended December 31, 2020. Our total selling and marketing expenses decreased by $40,305 or 58.6% during the year ended December 31, 2021, compared to the same period in 2020. Such decrease in selling and marketing expenses was mainly due to the decrease in promotion conference expense.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $709,735 for the year ended December 31, 2021 as compared to $597,873 for the year ended December 31, 2020. Our general and administrative expenses increased by $111,862 or 18.7% during the year ended December 31, 2021, compared to the same period in 2020. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and acquisition activities and SEC filings.

Interest expense

Interest expense was $4,970 for the year ended December 31, 2021 as compared to $15,102 for the year ended December 31, 2020. Our total interest expense decreased by $10,132 or 67.1% during the year ended December 31, 2021, compared to the same period in 2020. The decrease in interest expense was primarily due to the repayment of short-term bank loan on March 17, 2021.

Other Income (expense), net

Other expense, net was $4,321 for the year ended December 31, 2021 as compared to other expense, net of $9,339 for the year ended December 31, 2020. The decrease of $5,018, or 53.7% was principally caused by the disposal of inventory in 2020.

Net Loss

Our net loss was $747,525 for the year ended December 31, 2021 as compared to $690,886 for the year ended December 31, 2020, increased by $56,639 or 8.2% as a result of the above factors.

Foreign Currency Translation Loss

We had $36,291 in foreign currency translation loss during the year ended December 31, 2021 as compared to $68,201 in foreign currency translation loss during the year ended December 31, 2020, reflecting a change of $31,910 or 46.8%. Such decrease in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

	For the Years ended
	December 31,		Change
	2021	2020	(Dollars)	(Percent)
Current Assets	$4,628,531	$3,834,747	793,784	20.7%
Current Liabilities	$16,316,116	$14,206,129	2,109,987	14.9%
Working Capital (deficit)	$(11,687,585)	$(10,371,382)	(1,316,203)	12.7%

Our working capital deficit was $11,687,585 for the year ended December 31, 2021 as compared to $10,371,382 for the year ended December 31, 2020, an increase of $1,316,203 or 12.7%. The increase in working capital deficiency is primarily due to an increase in loan from related parties and from third parties.

Cash Flow from Operating Activities

Our net cash used in operating activities were $561,297 for the year ended December 31, 2021 as compared to $473,534 for the year ended December 31, 2020, an increase of $87,763 or 18.5%. The increase was primarily due to the increased net loss, increased cash outflow in prepaid taxes and advance to suppliers during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cash Flow from Investing Activities

Our net cash used in investing activities was $20,599 for the year ended December 31, 2021 as compared to $181,531 for the year ended December 31, 2020, an decrease of $160,932 or 88.7%. The decrease was primarily due to the cash receipt from reverse merger, partially offset by the increase in payment for construction in progress and equipment during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Cash Flow from Financing Activities

Our net cash provided by financing activities were $860,718 for the year ended December 31, 2021 as compared to $591,635 for the year ended December 31, 2020, an increase of $269,083 or 45.5%. The increase was primarily due to the increase in loans from related parties, partially offset by the repayment of short-term bank loan and loans from third parties during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) of the United States, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Inventories

Our inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories consist of raw materials, goods in process, and finished goods. We review our inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2021 and 2020, the allowance for obsolete inventories was $0 and $0, respectively.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the years ended December 31, 2021 and 2020. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of December 31, 2021 and 2020 was $8,726,299 and $8,283,595, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. To determine the revenue to be recognized, the Company applies the following five-step model:

●	identify arrangements with customers;

●	identify performance obligations;

●	determine transaction price;

●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists; and

●	recognize revenue as performance obligations are satisfied.

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

Cash payments received or due from customers before revenue recognized are recorded as advances from customers. The advance from customers is recognized as revenue when the Company’s performance obligation is completed.

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, shareholder, or a related corporation.

Recent Accounting Pronouncements

See Note 3 to our audited, consolidated, and condensed financial statements for the fiscal years ending December 31, 2021 and 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT; MARKET RISK.

As a smaller reporting company as defined by Rule 12b 2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tengjun Biotechnology Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tengjun Biotechnology Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with the U.S. generally accepted accounting principles in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficit, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory valuation— Refer to Note 3 and 4 to the financial statements

Critical Audit Matter Description

The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventory to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. The Company’s inventories amounted to $3,084,157 as of December 31, 2021.

We identified the inventory valuation as a critical audit matter because of the extent of audit judgment and effort required to evaluate management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inventory valuation included the following, among others:

●	We evaluated the appropriateness of management’s methods used in developing their estimate of the inventory valuation.

●	We evaluated the appropriateness of inputs supporting management’s estimate of inventory cost. We also agreed the data back to source information including third party vendor invoices.

●	We evaluated management’s calculation of the inventory cost by testing the mathematical accuracy

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2021.

Diamond Bar, California

March 30, 2022

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets
Current Assets
Cash and cash equivalents	$285,568	$6,238
Advance to suppliers	564,846	377,088
Inventories, net	3,084,157	2,797,060
Prepaid taxes	688,272	653,479
Other receivable	5,688	882
Total Current Assets	4,628,531	3,834,747

Property and equipment, net	675,556	906,845
Construction in progress	8,726,299	8,283,595
Operating lease right-of-use assets	-	2,827

Total Assets	$14,030,386	$13,028,014

Liabilities and Deficit

Current Liabilities
Short-term loan	$-	$459,770
Accounts payable	263,891	256,234
Advances from customers	14,123	13,793
Operating lease liabilities - current	-	2,827
Due to related parties	15,531,258	12,789,537
Loan from third parties	-	459,770
Accrued liabilities and other payables	506,844	224,198
Total Current Liabilities	16,316,116	14,206,129

Total Liabilities	16,316,116	14,206,129

Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.001 par value; 70,000,000 shares authorized; 65,309,169 and 19,285,714 shares issued and outstanding as of December 31, 2021 and 2020, respectively	65,309	19,286
Additional paid-in capital	1,099,599	1,549,018
Accumulated deficit	(3,187,804)	(2,605,211)
Accumulated other comprehensive loss	(168,535)	(141,208)
Total stockholders’ deficit	(2,191,431)	(1,178,115)
Noncontrolling interests	(94,299)	-
Total Deficit	(2,285,730)	(1,178,115)

Total Liabilities and Deficit	$14,030,386	$13,028,014

The accompanying notes are an integral part of these consolidated financial statements

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2021	2020

Sales revenue, net	$-	$290
Cost of goods sold	-	58
Gross profit	-	232
Selling and marketing expenses	28,499	68,804
General and administrative expenses	709,735	597,873
Total operating expenses	738,234	666,677
Loss from operations	(738,234)	(666,445)
Interest expense	(4,970)	(15,102)
Other (expense) income, net	(4,321)	(9,339)
Loss before provision for income taxes	(747,525)	(690,886)
Provision for income taxes	-	-
Net loss	$(747,525)	$(690,886)

Net loss	$(747,525)	$(690,886)
Other comprehensive income (loss):
Foreign currency translation loss	(36,291)	(68,201)
Comprehensive loss	$(783,816)	$(759,087)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.04)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	20,294,447	19,285,714

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2019	19,285,714	$19,286	$1,549,018	$(1,914,325)	$(73,007)	$-	$(419,028)
Net loss	-	-	-	(690,886)	-	-	(690,886)
Foreign currency translation	-	-	-	-	(68,201)	-	(68,201)
Balance at December 31, 2020	19,285,714	19,286	1,549,018	(2,605,211)	(141,208)	-	(1,178,115)
Reverse merger adjustment	46,023,455	46,023	(449,419)	164,932	8,964	(94,299)	(323,799)
Net loss	-	-	-	(747,525)	-	-	(747,525)
Foreign currency translation	-	-	-	-	(36,291)	-	(36,291)
Balance at December 31, 2021	65,309,169	$65,309	$1,099,599	$(3,187,804)	$(168,535)	$(94,299)	$(2,285,730)

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(747,525)	$(690,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation		318,445	273,105
Disposal of inventory		-	20,102
Changes in net assets and liabilities:
Inventories		(217,535)	(313,201)
Prepaid taxes		(18,932)	131,434
Prepaid expenses and other assets		5,884	2,269
Advance to suppliers		(176,573)	(4,476)
Accounts payable		507	(3,572)
Advance from customers		-	4,345
Taxes payable		18,967	32,139
Accrued liabilities and other payable		255,465	75,207
Net cash used in operating activities		(561,297)	(473,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(68,536)	(55,417)
Payment for construction in progress		(241,637)	(126,114)
Cash receipt from reverse merger		289,574	-
Net cash used in investing activities		(20,599)	(181,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution		7,751	-
(Repayment of) proceeds from short-term bank loan		(465,058)	434,519
(Repayment of) proceeds from short-term loan from third parties		(465,058)	434,519
Net proceeds from (repayment of) loans from related parties		1,783,083	(277,403)
Net cash provided by financing activities		860,718	591,635

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		508	917

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		279,330	(62,513)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE		6,238	68,751
CASH AND CASH EQUIVALENTS, ENDING BALANCE		$285,568	$6,238
			-
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$		$-
Interest paid		$4,973	$15,115

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Tengjun Biotechnology Corp. (formerly known as China Herb Group Holdings Corporation, the “Company”) was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010. On December 9, 2019, the Company changed its corporate name to Tengjun Biotechnology Corp. (“Tengjun”).

Tengjunxiang Biotechnology Ltd. (“Tengjunxiang”) is a holding company incorporated in the Cayman Islands on July 19, 2021. On August 5, 2021, Tengjunxiang formed a wholly-owned subsidiary, Tengjunxiang Biotechnology HK Limited (“Tengjunxiang HK”), under the laws of Hong Kong. Shandong Minfu Biology Science and Technology Co., Ltd. (“Shandong Minfu”) is a company incorporated under the laws of the PRC on August 29, 2021. Tengjunxiang HK owns all of the equity interests in Shandong Minfu, a wholly-foreign owned entity formed (“WFOE”) under the laws of PRC.

Shandong Tengjunxiang Biotechnology Co., Ltd (“Shandong Tengjunxiang”) was incorporated under the laws of PRC on June 27, 2014. Jinxiang County Kanglong Water Purification Equipment Co., Ltd (“Jinxiang Kanglong”), a wholly-owned subsidiary of Shandong Tengjunxiang, was formed under the laws of the PRC on January 6, 2015. Shangdong Tengjunxiang and Jinxiang Kanglong have been under common control. Shandong Tengjunxiang and its subsidiary, Jinxiang Kanglong are primarily engaged in processing, packaging, distribution and sale of dandelion teas, and producing and sale of water purifiers in China, and plans to increase its tea processing and water purifier production lines, and expand its sales channels in the next one to two years.

On December 15, 2021, all shareholders and the Board of Shandong Tengjunxiang agreed to increase its registered capital to RMB 100 million, of which RMB 94.95 million shall be contributed by Shandong Minfu and the remaining RMB 5.05 million shall be contributed by fourteen other shareholders. On December 16, 2021, Tengjunxiang completed its restructuring transaction (the “Restructuring Transaction”). As a result of the Restructuring Transaction, Tengjunxiang, through its subsidiaries, directly owns 94.95% of the ownership of Shandong Tengjunxiang and becomes the controlling shareholder of Shandong Tengjunxiang.

All of the entities of the Restructuring Transaction are under common control of Mr. Xianchang Ma, the controlling shareholder of Tengjunxiang, before and after the Restructuring Transaction, which results in the consolidation of Tengjunxiang and its subsidiaries and has been accounted for as a reorganization of entities under common control at carrying value and for accounting purpose, the reorganization was accounted for as a recapitalization. The consolidated financial statements are prepared on the basis as if the Restructuring Transaction became effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

On December 23, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Share Exchange Agreement”) with Tenjunxiang, and eleven shareholders of Tengjunxiang (the “Selling Shareholders”). The Selling Shareholders collectively owned 100% of all issued and outstanding shares of Tengjunxiang (the “Tengjunxiang Shares”).  Pursuant to the Share Exchange Agreement, the Selling Shareholders jointly agreed to sell or transfer to the Company one hundred percent (100%) of the Tengjunxiang Shares in exchange for a total of 19,285,714 shares of the Company’s common stock. As a result of such exchange (the “Stock Exchange”), Tengjunxiang has become a wholly-owned subsidiary of the Company and the Selling Shareholders collectively have received 19,285,714 shares of the Company’s common stock, representing approximately 29.53% of the then issued and outstanding shares of the Company’s common stock.

In connection with the acquisition of Tengjunxiang pursuant to the Share Exchange Agreement, the Company engages in processing, packaging, distribution and sale of dandelion teas, producing and sale of water purifiers in China through Tengjunxiang and its subsidiaries in the People’s Republic of China. The acquisition of Tengjunxiang is treated as a reverse acquisition (the “Reverse Acquisition”).

COVID-19

A novel strain of coronavirus, or COVID-19, was first identified in China in December 2019, and subsequently declared a pandemic on March 11, 2020 by the World Health Organization. As a result of the COVID-19 pandemic, all travels had been severely curtailed to protect the health of the Company’s employees and comply with local government guidelines. The COVID-19 pandemic has had an adverse effect on the Company’s business. Although China has already begun to recover from the outbreak of COVID-19 and the Company’s business has gone back to normal, the epidemic continues to spread on a global scale and there is a risk of the epidemic returning to China in the future, thereby causing further business interruption. The full impact of the pandemic on the Company’s business, operations and financial results depends on various factors that continue to evolve, which the Company may not be able to accurately predict for now.

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, for the year ended December 31, 2021, the Company had a net loss of $747,525. Additionally, the Company had an accumulated deficit of $3,187,804 and working capital deficit of $11,687,585 as of December 31, 2021, and has not yet generated any substantial revenues. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

If the Company is unable to successfully commence its business operations in a short period of time, or unable to raise additional capital or secure additional lending, the Company may need to curtail or cease its operations. The Company believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to obtain such resources for the Company include obtaining capital from the sale of its equity, and short-term and long-term borrowings from banks, stockholders or other related party(ies). However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of consolidation

The consolidated financial statements include the financial statements of Tengjun Biotechnology Corp., Tengjunxiang and its 100% owned subsidiaries, Tengjunxiang HK and WOFE, and its 94.95% owned subsidiaries, Shandong Tengjunxiang and Kanglong. All inter-company transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Reclassification

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit with banks and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advance to suppliers of $564,846 and $377,088 as of December 31, 2021 and 2020, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of December 31, 2021 and 2020.

Inventories

The Company’s inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories mainly consist of raw materials, goods in process, and finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. No reserve for inventory was established as of December 31, 2021 and December 31, 2020.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the period of disposal. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Buildings and improvements	3-5 years
Machinery and equipment	3-10 years
Office furniture and equipment	3 years
Vehicles	5 years

Costs incurred in constructing new facilities, including progress payments and other costs related to construction, are capitalized and transferred to property, plant and equipment on completion, at which time depreciation commences.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the years ended December 31, 2021 and 2020. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of December 31, 2021 and 2020 was $8,726,299 and $8,283,595, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment for the years ended December 31, 2021 and 2020 based on management’s evaluation.

Value added tax (“VAT”)

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales and services. The Company’s subsidiaries in the PRC are subject to VAT at rates ranged from 0% to 17% on proceeds received from customers, and are entitled to a deduction for VAT already paid or borne on the products purchased by them. The VAT payable will be presented on the balance sheets when input VAT is less than the output VAT. Receivable balance, prepaid VAT, will be presented on the balance sheets when input VAT is larger than the output VAT.

Advances from customers

Payments received before all the relevant criteria for revenue recognition are satisfied are recorded as advance from customers. When all revenue recognition criteria are met, the advances from customers are recognized as revenue.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. To determine the revenue to be recognized, the Company applies the following five-step model:

●	identify arrangements with customers;

●	identify performance obligations;

●	determine transaction price;

●	allocate transaction price to the separate performance obligations in the arrangement, if more than one exists; and

●	recognize revenue as performance obligations are satisfied.

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

Cash payments received or due from customers before revenue recognized are recorded as advances from customers. The advance from customers is recognized as revenue when the Company’s performance obligation is completed.

Cost of goods sold

Cost of goods sold consists primarily of direct raw material cost, direct labor cost, and cost of manufacturing overheads including the depreciation of production equipment.

Selling and marketing expenses

Selling and marketing expenses primarily consist of advertising costs, agency fees and costs for promotional materials.

Advertising expenses are charged to the consolidated statements of operations and comprehensive loss in the period incurred. The amounts of advertising expenses incurred were $2,542 and $410 for the years ended December 31, 2021 and 2020, respectively.

General and administrative expenses

General and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

Concentration of Credit Risk

The operations of the Company are in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on their cash in these bank accounts.

The Company did not generate any revenue during the year ended December 31, 2021. No customer accounted for over 10% of total revenue during the year ended December 31, 2020.

No supplier accounted for over 10% of total purchase during the year ended December 31, 2021. During the year ended December 31, 2020, the Company had one supplier accounted for over 10% of its total purchase. Net purchase from this supplier amounted to $31,409, accounted for 60% of its total purchase.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigations based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.

Related parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. Parties are related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, shareholder, or a related corporation.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The functional currency of the Company and its subsidiaries is the Chinese Yuan or Renminbi (“RMB”). The Company’s subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. For the Company and its subsidiaries whose functional currencies are other than the U.S. dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Fair Values of Financial Instruments

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities.

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable

The Company’s financial instruments primarily consist of cash and cash equivalents, advances to suppliers, prepaid expenses, other receivable, accounts payable, accrued expenses, other payables, and related party borrowings. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Lease

The Company adopted FASB Accounting Standards Codification, Topic 842, Leases (“ASC 842”) using the modified retrospective approach, electing the practical expedient that allows the Company not to restate its comparative periods prior to the adoption of the standard on January 1, 2019.

The Company applied the following practical expedients in the transition to the new standard allowed under ASC 842:

Practical Expedient	Description
Reassessment of expired or existing contracts	The Company elected not to reassess, at the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.
Use of hindsight	The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-to-use assets.
Reassessment of existing or expired land easements	The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.
Separation of lease and non-lease components	Lease agreements that contain both lease and non-lease components are generally accounted for separately.
Short-term lease recognition exemption	The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. The Company’s future minimum based payments used to determine the Company’s lease liabilities mainly include minimum based rent payments. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The adoption of ASC 842 had no material impact on the Company’s consolidated balance sheets, results of operations or cash flows. In addition, the adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit). Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company manages its business as two operating segments, dandelion teas and water purifier, all of which are located in the PRC. All of its revenues are derived in the PRC. All long-lived assets are located in PRC.

The following table shows the Company’s operations by business segment for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,	December 31,
	2021	2020
Net revenue
Dandelion teas	$-	$-
Water purifier	-	290
Total revenues, net	$-	$290

Cost of goods sold
Dandelion teas	$-	$-
Water purifier	-	58
Total cost of goods sold	$-	$58

Gross profit (loss)
Dandelion teas	$-	$-
Water purifier	-	232
Gross profit (loss)	$-	$232

Operating expenses
Dandelion teas	$576,417	$578,990
Water purifier	75,052	87,687
Total operating expenses	$651,469	$666,677

Loss from operations
Dandelion teas	$(576,417)	$(578,990)
Water purifier	(75,052)	(87,455)
Loss from operations	$(651,469)	$(666,445)

	As of December 31,	As of December 31,
Segment assets	2021	2020
Dandelion teas	$12,817,675	$12,083,534
Water purifier	958,530	944,480
Total assets	$13,776,205	$13,028,014

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The new guidance is effective for the Company for the year ending December 31, 2021 and interim reporting periods during the year ending December 31, 2021. Early adoption is permitted. The adoption of this ASU on January 1, 2021 did not have significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

NOTE 4. INVENTORIES, NET

Inventories consisted of the following:

	December 31,	December 31,
	2021	2020
Raw materials	$300,918	$290,922
Work in process	300,711	81,592
Finished goods	2,482,528	2,424,546
	3,084,157	2,797,060
Less: allowance for obsolete inventories	-	-
Inventories, net	$3,084,157	$2,797,060

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	December 31,	December 31,
	2021	2020

Buildings	$15,771	$15,403
Machinery and equipment	675,878	650,961
Office equipment	144,072	82,080
Vehicles	879,016	858,486
	1,714,737	1,606,930
Less: Accumulated depreciation	(1,039,181)	(700,085)
Property and equipment, net	$675,556	$906,845

Depreciation expense for the years ended December 31, 2021 and 2020 were $318,445 and $273,105, respectively.

NOTE 6. PREPAID TAXES

Prepaid taxes as of December 31, 2021 and 2020, primarily consist of prepaid VAT in the amount of $688,272 and $653,479, respectively, which can be used to offset VAT payable when the Company incurs sales.

NOTE 7. SHORT-TERM LOAN

On March 17, 2020, Shandong Tengjunxiang and China Construction Bank entered into a one-year bank loan agreement in an amount of RMB 3,000,000, equivalent to $459,770. The term started March 17, 2020 with the maturity date on March 17, 2021. The loan balance bears interest rate of 4.025% per annum. The Company repaid the loan in full amount on March 17, 2021.

During the year ended December 31, 2021 and 2020, the Company recorded interest expense of $5,002 and $15,162, respectively.

NOTE 8. LOAN FROM THIRD PARTIES

As of December 31, 2021 and 2020, the Company had loan from third parties in the amount of $0 and $459,770, respectively. There was no agreement entered. The loans bear no interest, are unsecured and payable on demand.

NOTE 9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued local taxes	$59,719	$39,572
Advance from employees	45,787	30,062
Payable for construction and improvements	150,102	49,650
Payable for machinery and equipment	58,327	50,965
Accrued payroll	10,220	-
Accrued professional fees	42,000	-
Other	140,689	53,949
Total	$506,844	$224,198

NOTE 10. INCOME TAX

United States

The Company was incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made, as there was no taxable income from U.S. operations for the years ended December 31, 2021 and 2020. The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%.

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

Hong Kong

Tengjunxiang HK is incorporated in Hong Kong and is subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% on its taxable income generated from operations in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Additionally, payments of dividends by the subsidiary incorporated in Hong Kong to the Company are not subject to any Hong Kong withholding tax.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded no income tax provisions for the years ended December 31, 2021 and 2020.

Provision for income tax expense (benefit) consists of the following:

For the Year Ended December 31,
	2021	2020
Current
USA	$-	$-
China	-	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense (benefit)	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Year Ended
	December 31,
	2021	2020
U.S. statutory income tax (benefit)	(21.0)%	(21.0)%
Valuation allowance recognized with respect to the loss in U.S.	21.0%	21.0%
Hong Kong statutory income tax (benefit)	(16.5)%	(16.5)%
Valuation allowance recognized with respect to the loss in the Hong Kong entity	16.5%	16.5%
PRC statutory income tax (benefit)	(25.0)%	(25.0)%
Valuation allowance recognized with respect to the loss in PRC entities	25.0%	25.0%
Effective income tax rate	0%	0%

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent that the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

As of December 31, 2021 and 2020, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

NOTE 11. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director, CEO

Due to related parties:

	December 31,	December 31,
	2021	2020

Xianchang Ma	$15,193,647	$12,778,230
Qiuping Lu	328,869	-
Liuhong Liu	5,619	5,028
Pan Shi	3,055	6,279
Jin Tian	68
	$15,531,258	$12,789,537

Due to related parties represent advances from its related parties for the Company’s payment for construction, purchase of equipment, and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

NOTE 12. LEASE

The Company leased a facility under an operating lease arrangement. The lease has initial lease term of 2 years.

Balance sheet information related to the Company’s lease is presented below:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$-	$2,827

Operating lease liabilities - current	$-	$2,827
Operating lease liability – non-current	-	-
Total operating lease liabilities	$-	$2,827

The following provides details of the Company’s lease expenses:

	Year Ended
	December 31, 2021	December 31, 2020
Operating lease expenses	$2,894	$4,635

Other information related to leases is presented below:

	Year Ended
	December 31, 2021	December 31, 2020
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$2,894	$4,635

Weighted Average Remaining Lease Term:
Operating leases	-	0.66 years

Weighted Average Discount Rate:
Operating leases	4.75%	4.75%

NOTE 13. EQUITY

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2021 and December 31, 2020, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

Common Stock Issued for Reverse Merger

On December 23, 2021, the Company issued 19,285,714 shares of Company’s common stock to eleven Selling Shareholders pursuant to the Share Exchange Agreement with Tenjunxiang (see Note 1).

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (“Evaluation Date”) within ninety (90) days prior to the filing of our Annual Report for the year ended December 31, 2021 on Form 10-K with the SEC.

Based upon that evaluation, our management has concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2021 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of one (1) member who is also our only executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us;

●	The Company has no formal control process related to the identification and approval of related party transactions; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 28, 2010 and, as of December 31, 2021, have not been remedied. To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2021 due to control deficiencies that constituted material weaknesses.

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

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors following the closing of the Acquisition.

Directors and Executive Officers	Age	Position / Title
Xianchang Ma	46	Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”) and Director
Suzhen Zhang	67	Director
Huaping Lu	54	Director

Xianchang Ma, age 46, established a company named Jinan Tengiun Biological Technology Co., Ltd in 2014. Over the years, Mr. Ma has devoted himself to enterprise management and has abundant corporate management experience. In 2015, he returned to the county of Jinxiang and founded Kanglong. On November 22, 2011, he established the company named Jinan Kanglong Environmental Protection Technology Co., Ltd. From 2009 to 2011, Mr. Ma served as Marketing and Sales Director of Shijiazhuang Shikang Fuchang Technology Co., Ltd. From 2007 to 2009, he was the sales clerk of Shenzhen Rongge Company. And from 1994 to 2007, Mr. Ma was self-employed.

Suzhen Zhang, age 67, has served as the executive manager of Tengjun Biotechnology Corp. since 2015. From 2004 to 2014, Ms. Zhang was the chairman and General Manager of Nanjing Zhuoren Communication Co., Ltd. From 1997 to 2002, she was the Director of Jiangyan Telecommunication Bureau. In 1996, Ms. Suzhen Zhang served as Director of Taizhou Telecommunication Bureau. In 1989, Ms. Zhang was chief of the Unit of Taizhou Telecommunication Bureau. In the year of 1971, Ms. Zhang started to do maintenance work at Jiangsu Jiangyan Telecommunication Bureau.

Huaping Lu, age 54, has served as the operating manager of Tengjun Biotechnology Corp. since 2011. From 1996 to 2010, she was the owner of Changzhou Jianding Shopping Mall. From 1990 to 1995, she was the accountant of Changzhou Chashan Shopping Center. Mrs. Huaping Lu graduated from Changzhou LiuGuoJun Polytech majoring in accounting in 1989.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

Huaping Lu is a sibling of Qiuping Lu, the former CEO, CFO, officer, director and current holder of 10% or more outstanding shares of the Company.

Board Committees and Director Independence

We do not have standing audit, compensation and corporate governance committees, or committees performing similar functions. Our Board, as a whole, handles the matters usually addressed by such committees. Our director Xianchang Ma is also the sole executive officer of the Company. Our Board does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive.

At this time, we have not adopted corporate governance guidelines, a code of business conduct, a code of ethics or a related party transaction policy. We anticipate that as we engage in a business combination and commence operations, we will implement appropriate corporate governance structures to comply with SEC and/or stock exchange requirements that would be applicable to us at such time.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee and the entire Board serves the functions of the compensation committee. The Board reviews the compensation of each executive officer of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our Section 16 officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Copies of these filings must be furnished to us. Based solely upon a review of the forms filed with the SEC by our Section 16 officers, directors and beneficial owners of more than 10% of our common stock, regarding their ownership of, and transactions in, our common stock and upon written representations from such persons that no additional forms were required, we believe that during the 2021 fiscal year all Section 16(a) reports were timely filed.

Code of Ethics

We have not adopted the Code of Ethics as of the date of this report.

ITEM 11. EXECUTIVE COMPENSATION

No compensation has been paid to our officers during the years ended December 31, 2021 and 2020. We have no current plans to begin paying our officers any compensation until our business becomes operational.

Director Compensation

No compensation has been paid to our directors during the years ended December 31, 2021 and 2020. We have no current plans to begin paying our directors any compensation until our business becomes operational.

Employment Agreements

We have not entered into any employment agreements with any of our executive officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Board Leadership Structure and Role in Risk Oversight

As of December 23, 2021, the Board of Directors is comprised of three (3) members, one of whom is also the executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us.

Compensation Committee Report

We currently do not have a compensation committee and our Board performs the functions that would have been performed by a compensation committee. Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this current report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 21, 2022, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of common stock listed below. For each individual and group included in the table below, percentage ownership is calculated by dividing (a) the number of shares of common stock beneficially owned by such person or group by (b) the sum of the shares of common stock outstanding as of March 21, 2022, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 21, 2022. The address for each individual listed below is: East Jinze Road and South Huimin Road, Food Industry Economic and Technology Development District, Jinxiang County, Jining City, Shandong Province, China, unless otherwise noted.

As of March 21, 2022, we had 65,309,169 shares of the Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Common Shares	Common Stock Percentage (%)	Total Voting Power (%)

Directors and Executive Officers
Xianchang Ma(2)	16,000,000	24.4%	24.4%
Suzhen Zhang	5,100,000	7.8%	7.8%
Huaping Lu	965,100	1.5%	1.5%
Directors and officers as a group (3 persons)	22,065,100	33.8%	33.8%
5% or more owners
Fumin Feng	5,000,000	7.8%	7.8%
Qiuping Lu(3)	15,000,000	23.7%	23.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is East Jinze Road and South Huimin Road, Food Industry Economic and Technology Development District, Jinxiang County, Jining City, Shandong Province, China. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them.

(2)	Including 2,500,000 shares of common stock held under Xianchang Ma and 13,500,000 held under Min Xing Biotechnology Ltd., a British Virgin Islands company solely owned by Xianchang Ma.

(3)	With the address of 527 Siltstone Place, Cary, NC 27519.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The related party of the Company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company
Liuhong Liu	Beneficial Shareholder of the Company
Pan Shi	Beneficial Shareholder of the Company
Jin Tian	Beneficial Shareholder of the Company
Qiuping Lu	Shareholder, former director, former

Due to related parties as of December 31, 2021 and December 31, 2020:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director, CEO Chief Executive Officer and Chief Financial Officer

Due to related parties:

	December 31,	December 31,
	2021	2020

Xianchang Ma	$13,675,585	$12,778,230
Qiuping Lu	328,869	281,107
Liuhong Liu	5,619	5,028
Pan Shi	3,055	6,279
Jin Tian	68	-
	$14,013,196	$13,070,644

Due to related parties were non-trade balances advanced from its related parties for the Company’s purchase of equipment and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

Due to related parties represent advances from its related parties for the Company’s payment for construction, purchase of equipment, and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

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

The OTC Markets, where our common stock is quoted under the trading symbol “TJBH”, does not have any director independence requirements. In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that Suzhen Zhang who served in that capacity at any time during 2021 met the independence requirements of the Nasdaq Stock Market as currently in effect.

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

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Audit Fees	$42,000	$7,775
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as a part of this Annual Report:

(1)	Report of Independent Registered Public Accounting Firm (PCAOB ID 2851)

The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this Annual Report.

(2)	Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amendment of Articles of Incorporation dated November 25, 2019 (1)

3.2	Amendment of Articles of Incorporation dated July 17, 2012 (2)

3.3	Amendment of Articles of Incorporation dated December 19, 2013 (2)

3.4	Bylaws (3)

10.1	Share Exchange Agreement dated December 23, 2021 (4)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed along with this document

(1)	Incorporated by reference from our Form 8K filed with the SEC on December 12, 2019.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 14, 2015.

(3)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the SEC on October 12, 2010.

(4)	Incorporated by reference to the current report on Form 8-K filed with the SEC on December 23, 2021.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tengjun Biotechnology Corp.

/s/ Xianchang Ma
Date: March 31, 2022	Xianchang Ma
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Xianchang Ma	Chief Executive Officer,	March 31, 2022
Xianchang Ma	Chief Financial Officer, and Director

/s/ Suzhen Zhang	Director	March 31, 2022
Suzhen Zhang

/s/ Huaping Lu	Director	March 31, 2022
Huaping Lu