Form 10-Q
period 2022-03-31
Tengjun Biotechnology Corp.
filed 2022-05-13
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-169397

Tengjun Biotechnology Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	27-3042462
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

East Jinze Road and South Huimin Road, Food Industry Economic and Technology Development District,
Jianxiang County, Jining City, Shandong Province, China

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 12, 2022, was 65,309,169.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,690,839	$285,568
Advance to suppliers	534,388	564,846
Inventories, net	2,841,174	3,084,157
Prepaid taxes	176,822	688,272
Other receivable	34,148	5,688
Total Current Assets	5,277,371	4,628,531

Property and equipment, net	597,268	675,556
Construction in progress	8,818,289	8,726,299

Total Assets	$14,692,928	$14,030,386

Liabilities and Deficit
Current Liabilities
Accounts payable	$264,538	$263,891
Advances from customers	14,197	14,123
Due to related parties	15,800,481	15,531,258
Accrued liabilities and other payables	676,073	506,844
Total Current Liabilities	16,755,289	16,316,116

Total Liabilities	16,755,289	16,316,116

Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized; 65,309,169 and 65,309,169 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	65,309	65,309
Additional paid-in capital	1,099,599	1,099,599
Accumulated deficit	(2,968,981)	(3,187,804)
Accumulated other comprehensive loss	(177,496)	(168,535)
Total stockholders’ deficit	(1,981,569)	(2,191,431)
Noncontrolling interests	(80,792)	(94,299)
Total Deficit	(2,062,361)	(2,285,730)

Total Liabilities and Deficit	$14,692,928	$14,030,386

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021

Sales revenue, net	$4,284,114	$-
Cost of goods sold	370,064	-
Gross profit	3,914,050	-
Selling and marketing expenses	3,357,973	3,459
General and administrative expenses	230,339	157,667
Total operating expenses	3,588,312	161,126
Income (loss) from operations	325,738	(161,126)
Interest expense	-	(4,973)
Interest income	24	-
Income (loss) before provision for income taxes	325,762	(166,099)
Provision for income taxes	92,955	-
Net income (loss)	232,807	(166,099)
Net income attributable to noncontrolling interests	13,984	-
Net income (loss) attributable to Tengjun stockholders	218,823	(166,099)

Net income (loss)	232,807	(166,099)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,438)	6,597
Comprehensive income (loss)	223,369	(159,502)
Comprehensive income attributable to noncontrolling interests	13,507	-
Comprehensive income (loss) attributable to Tengjun stockholders	$209,862	$(159,502)

Net (income) loss per common share:
Net income (loss) per common share - basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding:
Basic and diluted	65,309,169	19,285,714

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2021	65,309,169	$65,309	$1,099,599	$(3,187,804)	$(168,535)	$(94,299)	$(2,285,730)
Net income	-	-	-	218,823	-	13,984	232,807
Foreign currency translation	-	-	-	-	(8,961)	(477)	(9,438)
Balance at March 31, 2022	65,309,169	$65,309	$1,099,599	$(2,968,981)	$(177,496)	$(80,792)	$(2,062,361)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2020	19,285,714	$19,286	$1,549,018	$(2,605,211)	$(141,208)	$-	$(1,178,115)
Net loss	-	-	-	(166,099)	-	-	(166,099)
Foreign currency translation	-	-	-	-	6,597	-	6,597
Balance at March 31, 2021	19,285,714	$19,286	$1,549,018	$(2,771,310)	$(134,611)	$-	$(1,337,617)

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$232,807	$(166,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	84,111	77,138
Changes in net assets and liabilities:
Inventories	258,837	-
Prepaid taxes	514,376	(13,847)
Prepaid expenses and other assets	(28,431)	-
Advance to suppliers	33,380	(99,551)
Accounts payable	-	11,578
Taxes payable	211,485	19,571
Accrued liabilities and other payable	(45,626)	63,025
Net cash provided by (used in) operating activities	1,260,939	(108,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,384)	-
Payment for construction in progress	(46,089)	(186,176)
Net cash used in investing activities	(48,473)	(186,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loan	-	(462,842)
Repayment of short-term loan from third parties		(462,842)
Net proceeds from loans from related parties	190,716	1,224,668
Net cash provided by financing activities	190,716	298,984

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	2,089	(74)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,405,271	4,549

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	285,568	6,238
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,690,839	$10,787
	-	-
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$4,973

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Tengjun Biotechnology Corp. (formerly known as China Herb Group Holdings Corporation, the “Company”) was incorporated under the name “Island Radio, Inc” under the laws of the State of Nevada on June 28, 2010. On December 9, 2019, the Company changed its corporate name to Tengjun Biotechnology Corp. (“Tengjun”).

Tengjunxiang Biotechnology Ltd. (“Tengjunxiang”) is a holding company incorporated in the Cayman Islands on July 19, 2021. On August 5, 2021, Tengjunxiang formed a wholly-owned subsidiary, Tengjunxiang Biotechnology HK Limited (“Tengjunxiang HK”), under the laws of Hong Kong. Shandong Minfu Biology Science and Technology Co., Ltd. (“Shandong Minfu”) is a company incorporated under the laws of the People’s Republic of China (the “PRC") on August 29, 2021. Tengjunxiang HK owns all of the equity interests in Shandong Minfu, a wholly-foreign owned entity formed (“WFOE”) under the laws of PRC.

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

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, the Company had an accumulated deficit of $2,968,981 and working capital deficit of $11,477,918 as of March 31, 2022, and has just started to generate revenues since this quarter. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

Principles of consolidation

The consolidated financial statements include the financial statements of Tengjun Biotechnology Corp., Tengjunxiang and its 100% owned subsidiaries, Tengjunxiang HK and WOFE, and its 94.95% owned subsidiaries, Shandong Tengjunxiang and Jinxiang Kanglong. All inter-company transactions and balances are eliminated in consolidation.

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

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advance to suppliers of $534,388 and $564,846 as of March 31, 2022 and December 31, 2021, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of March 31, 2022 and December 31, 2021.

Inventories

The Company’s inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories mainly consist of raw materials, goods in process, and finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. No reserve for inventory was established as of March 31, 2022 and December 31, 2021.

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

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the three months ended March 31, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of March 31, 2022 and December 31, 2021 was $8,818,289 and $8,726,299, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment for the three months ended March 31, 2022 and 2021 based on management’s evaluation.

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

Selling and marketing expenses

Selling and marketing expenses primarily consist of advertising costs, agency fees, costs for promotional materials, and commission costs made to sales force.

Advertising expenses are charged to the consolidated statements of operations and comprehensive loss in the period incurred. The amounts of advertising expenses incurred were $1,227 and $3,459 for the three months ended March 31, 2022 and 2021, respectively.

Commission expense primarily consists of commission costs made to independent sales force. The amount of commission expense incurred were $3,356,746 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company generated total revenue of $4,284,114 during the three months ended March 31, 2022. No customer accounted for over 10% of total revenue during the three months ended March 31, 2022.

No supplier accounted for over 10% of total purchase during the three months ended March 31, 2022 and 2021.

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

The following table shows the Company’s operations by business segment for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Net revenue
Dandelion teas	$3,463,678	$-
Water purifier	820,436	-
Total revenues, net	$4,284,114	$-

Cost of goods sold
Dandelion teas	$273,847	$-
Water purifier	96,217	-
Total cost of goods sold	$370,064	$-

Gross profit
Dandelion teas	$3,189,831	$-
Water purifier	724,219	-
Gross profit	$3,914,050	$-

Operating expenses
Dandelion teas	$2,970,809	$141,270
Water purifier	573,407	19,856
Total operating expenses	$3,544,216	$161,126

Income (loss) from operations
Dandelion teas	$219,022	$(141,270)
Water purifier	150,812	(19,856)
Income (loss) from operations	$369,834	$(161,126)

	As of March 31,	As of December 31,
Segment assets	2022	2021
Dandelion teas	$13,579,764	$12,817,675
Water purifier	862,930	958,530
Total assets	$14,442,694	$13,776,205

Income (Loss) per Share Calculation

Basic net income (loss) per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per shares is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

NOTE 4. INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$302,499	$300,918
Work in process	356,611	300,711
Finished goods	2,182,064	2,482,528
	2,841,174	3,084,157
Less: allowance for obsolete inventories	-	-
Inventories, net	$2,841,174	$3,084,157

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2022	2021

Buildings	$15,854	$15,771
Machinery and equipment	675,076	675,878
Office equipment	151,568	144,072
Vehicles	883,634	879,016
	1,726,132	1,714,737
Less: Accumulated depreciation	(1,128,864)	(1,039,181)
Property and equipment, net	$597,268	$675,556

Depreciation expense for the three months ended March 31, 2022 and 2021 were $84,111 and $77,138, respectively.

NOTE 6. PREPAID TAXES

Prepaid taxes as of March 31 2022 and December 31, 2021, primarily consist of prepaid VAT in the amount of $176,822 and $688,272, respectively, which can be used to offset VAT payable when the Company incurs sales.

NOTE 7. SHORT-TERM LOAN

On March 17, 2020, Shandong Tengjunxiang and China Construction Bank entered into a one-year bank loan agreement in an amount of RMB 3,000,000, equivalent to $459,770. The term started March 17, 2020 with the maturity date on March 17, 2021. The loan balance bore an interest rate of 4.025% per annum. The Company repaid the loan together with the accrued interest in full on March 17, 2021.

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $0 and $4,973, respectively.

NOTE 8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued local taxes	$271,801	$59,719
Advance from employees	49,360	45,787
Payable for construction and improvements	163,400	150,102
Payable for machinery and equipment	57,055	58,327
Accrued payroll	18,302	10,220
Accrued professional fees	60,000	42,000
Other	56,155	140,689
Total	$676,073	$506,844

NOTE 9. INCOME TAX

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded income tax provisions of $92,955 and $0 for the three months ended March 31, 2022 and 2021.

Provision for income tax expense (benefit) consists of the following:

	For the Three Months Ended March 31,
	2022	2021
Current
USA	$-	$-
China	-	-
Deferred
USA	-	-
China	92,955	-
Total provision for income tax expense (benefit)	$92,955	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Three Months Ended
	March 31,
	2022	2021
U.S. federal statutory income tax (benefit)	21.0%	(21.0)%
Foreign tax rate differential	4.5%	(4.0)%
Change in valuation allowances	3.0%	25.0%
Effective income tax rate	28.5%	-%

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

As of March 31, 2022 and December 31, 2021, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

NOTE 10. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director and CEO

Due to related parties:

	March 31,	December 31,
	2022	2021

Xianchang Ma	$15,548,081	$15,193,647
Qiuping Lu	243,748	328,869
Liuhong Liu	5,175	5,619
Pan Shi	3,409	3,055
Jin Tian	68	68
	$15,800,481	$15,531,258

Due to related parties represent advances from its related parties for the Company’s payment for construction, purchase of equipment, and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

NOTE 11. LEASE

The Company leased a facility under an operating lease arrangement. The lease has initial lease term of 2 years. The lease agreement expired in August 2021.

The following provides details of the Company’s lease expenses:

	Three Months Ended March 31,
	2022	2021
Operating lease expenses	$-	$1,234

Other information related to leases is presented below:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$-	$1,234

Weighted Average Remaining Lease Term:
Operating leases	-	0.41 years

Weighted Average Discount Rate:
Operating leases	-%	4.75%

NOTE 12. EQUITY

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2022 and December 31, 2021, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share. On March 30, 2022, the board of directors of the Company adopted a resolution to increase its authorized capital from 70,000,000 to 200,000,000 shares of its common stock by amending and restating the Company’s articles of incorporation. To date, the Company has not completed the filing with Nevada’s Secretary of State for the increase of authorized common shares.

Common Stock Issued for Reverse Merger

On December 23, 2021, the Company issued 19,285,714 shares of Company’s common stock to eleven Selling Shareholders pursuant to the Share Exchange Agreement with Tenjunxiang (see Note 1).

NOTE 13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this part. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

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

The diagram below illustrates our corporate structure following the Acquisition:

We have limited operations and are currently generating limited revenues from our business operations. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2021. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we may have to raise additional cash from various sources, including operations, controlling shareholders’ investments and debt and equity financing from third party investors.

Results of Operations

Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021.

The following table sets forth information from our statements of comprehensive income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	(Amount)	(Percent)
Sales revenue	$4,284,114	$-	$4,284,114	* %
Cost of Goods Sold	(370,064)	-	(370,064)	* %
Gross Profit	3,914,050	-	3,914,050	* %
Operating Expenses	(3,588,312)	(161,126)	(3,427,186)	2,127%
Operating Income (Loss)	325,738	(161,126)	486,864	(302)%
Interest Income (Expense)	24	(4,973)	4,997	(100)%
Income Tax Provision	(92,955)	-	(92,955)	* %
Net Income (Loss)	232,807	(166,099)	398,906	(240)%
Comprehensive Income (loss)	$223,369	$(159,502)	$382,871	(240)%

Revenues

We generated $4,284,114 and $0 in revenues for the three months ended March 31, 2022 and 2021, respectively. The Company did not generate any revenue during the three months ended March 31, 2021 due to the impact of COVID-19.

The following is the sales breakdown by segment during the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022		2021
Dandelion teas	$3,463,678	81%	$-	-%
Water purifier	820,436	19%	-	-%
Total	$4,284,114	100%	$-	-%

During the three months ended March 31, 2022, sales of Dandelion teas generated $3,463,678 in revenue, constituting approximately 81% of the total revenue for that quarter, and sales of water purifiers generated $820,436 in revenue, representing approximately 19% of the total revenue for such quarter.

Cost of Goods Sold

Our cost of goods sold was $370,064 and $0 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, cost of sales of dandelion teas was $273,847, constituting approximately 74% of the total cost of goods sold, and cost of sales of water purifiers was $96,217, representing approximately 26% of the total cost of goods sold. The Company did not incur any cost in the three months ended March 31, 2021 because there were no sales during the first quarter of 2021.

Gross Margin

The following table presents gross margin by segment for three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022		2021
Dandelion teas	$3,189,831	81%	$-	-%
Water purifier	724,419	19%	-	-%
Total	$3,914,050	100%	$-	-%

The gross profit as a percentage of net revenue for the Dandelion teas was 92% for the three months ended March 31, 2022. The gross profit as a percentage of net revenue for water purifiers was approximately 88% for the three months ended March 31, 2022.

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising and product promotion expenses. Our selling and marketing expenses were $3,357,973 for the three months ended March 31, 2022 as compared to $3,459 for the three months ended March 31, 2021. Our total selling and marketing expenses increased by $3,354,514 or 96979% during the three months ended March 31, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $230,339 for the three months ended March 31, 2022 as compared to $157,667 for the three months ended March 31, 2021. Our general and administrative expenses increased by $72,672 or 46% during the three months ended March 31, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and acquisition activities and SEC filings.

Interest income (expense)

Interest income (expense) was $24 for the three months ended March 31, 2022 as compared to $(4,973) for the three months ended March 31, 2021. Our total interest expense decreased by $(4,997) or 100% during the three months ended March 31, 2022, compared to the same period in 2021. The decrease in interest expense was primarily due to the repayment of short-term bank loan on March 17, 2021.

Net Income (Loss)

Our net income was $232,807 for the three months ended March 31, 2022 as compared to net loss of $166,099 for the three months ended March 31, 2021, increased by $398,906 or 240% as a result of the above factors.

Foreign Currency Translation Loss

We had $9,438 in foreign currency translation loss during the three months ended March 31, 2022 as compared to $6,597 in foreign currency translation gain during the three months ended March 31, 2021, reflecting a change of $16,035 or 243%. Such increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

			Change
	March 31, 2022	December 31, 2021	(Amount)	(Percent)
Current Assets	$5,277,371	$4,628,531	634,840	14%
Current Liabilities	$16,755,289	$16,316,116	439,713	3%
Working Capital (deficit)	$(11,477,918)	$(11,687,585)	209,667	(2)%

Our working capital deficit was $11,477,918 as of March 31, 2022 as compared to $11,687,585 as of December 31, 2021, a decrease of $209,667 or 2%. The decrease in working capital deficiency is primarily due to the increase in cash and cash equivalents during the three months ended March 31, 2022.

Cash Flow from Operating Activities

Our net cash provided by operating activities were $1,260,939 for the three months ended March 31, 2022 as compared to $108,185 of net cash used for operating activities the three months ended March 31, 2021, reflecting an increase of $1,369,124 or 1266%. The increase was primarily due to the increased net income, decrease in inventories, prepaid taxes, and increase in taxes payable during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Cash Flow from Investing Activities

Our net cash used in investing activities was $48,473 for the three months ended March 31, 2022 as compared to that of $186,176 for the three months ended March 31, 2021, reflecting a decrease of $137,703 or 74%. The decrease was primarily due to the decrease in payment for construction in progress, and the increase in payment for equipment during the three months ended March 31, 2022 as compared to those items in the three months ended March 31, 2021.

Cash Flow from Financing Activities

Our net cash provided by financing activities were $190,716 for the three months ended March 31, 2022 as compared to that of $298,984 for the three months ended March 31, 2021, representing a decrease of $108,268 or 36%. The increase was primarily due to the decreased cash inflow from loans from related parties during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Inventories

Our inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories consist of raw materials, goods in process, and finished goods. We review our inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of March 31, 2022 and December 31, 2021, the allowance for obsolete inventories was $0 and $0, respectively.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the three months ended March 31, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of March 31, 2022 and December 31, 2021 was $8,818,289 and $8,726,299, respectively.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements for the three months ending March 31, 2022 and 2021.

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

Based on management’s assessment, we have concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2021. These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2022, have not been remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	INLINE XBRL INSTANCE DOCUMENT

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tengjun Biotechnology Corp.

Date: May 13, 2022	By:	/s/ Xianchang Ma
	Name:	Xianchang Ma
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)