Form 10-Q
period 2022-06-30
Tengjun Biotechnology Corp.
filed 2022-08-15
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 9, 2022, was 90,309,169.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6,759,713	$285,568
Advance to suppliers	488,060	564,846
Inventories, net	1,262,623	3,084,157
Prepaid taxes	-	688,272
Due from related party	1,493	-
Prepaid expenses and other receivable	18,320	5,688
Total Current Assets	8,530,209	4,628,531

Property and equipment, net	485,477	675,556
Construction in progress	8,506,821	8,726,299

Total Assets	$17,522,507	$14,030,386

Liabilities and Deficit

Current Liabilities
Accounts payable	$1,222,328	$263,891
Advances from customers	13,437	14,123
Due to related parties	14,055,113	15,531,258
Accrued liabilities and other payables	7,522,206	506,844
Total Current Liabilities	22,813,084	16,316,116

Total Liabilities	22,813,084	16,316,116

Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 65,309,169 and 65,309,169 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	65,309	65,309
Additional paid-in capital	1,099,599	1,099,599
Accumulated deficit	(6,228,711)	(3,187,804)
Accumulated other comprehensive loss	13,135	(168,535)
Total stockholders’ deficit	(5,050,668)	(2,191,431)
Noncontrolling interests	(239,909)	(94,299)
Total Deficit	(5,290,577)	(2,285,730)

Total Liabilities and Deficit	$17,522,507	$14,030,386

The accompanying notes are an integral part of these consolidated financial statements

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sales revenue, net	$51,290,462	$-	$55,574,576	$-
Cost of goods sold	3,438,949	-	3,809,013	-
Gross profit	47,851,513	-	51,765,563	-
Selling and marketing expenses	51,072,254	13,419	54,430,227	16,878
General and administrative expenses	268,934	206,001	499,273	363,668
Total operating expenses	51,341,188	219,420	54,929,500	380,546
Loss from operations	(3,489,675)	(219,420)	(3,163,937)	(380,546)
Interest income (expense)	7,397	(4)	7,421	(4,977)
Other income (expense), net	(74)	(2,657)	(74)	(2,657)
Loss before provision for income taxes	(3,482,352)	(222,081)	(3,156,590)	(388,180)
Provision for income taxes	(53,366)	-	39,589	-
Net loss	(3,428,986)	(222,081)	(3,196,179)	(388,180)
Net loss attributable to noncontrolling interests	(169,256)	-	(155,272)	-
Net loss attributable to Tengjun stockholders	(3,259,730)	(222,081)	(3,040,907)	(388,180)

Net loss	(3,428,986)	(222,081)	(3,196,179)	(388,180)
Other comprehensive income (loss):
Foreign currency translation adjustment	200,770	(19,893)	191,332	(13,296)
Comprehensive loss	(3,228,216)	(241,974)	(3,004,847)	(401,476)
Comprehensive loss attributable to noncontrolling interests	(159,117)	-	(145,610)	-
Comprehensive loss attributable to Tengjun stockholders	$(3,069,099)	$(241,974)	$(2,859,237)	$(401,476)

Net Loss Per Common Share:
Net loss per common share - basic and diluted	$(0.05)	$(0.01)	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	65,309,169	19,285,714	65,309,169	19,285,714

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2021	65,309,169	$65,309	$1,099,599	$(3,187,804)	$(168,535)	$(94,299)	$(2,285,730)
Net loss	-	-	-	218,823	-	13,984	232,807
Foreign currency translation	-	-	-		(8,961)	(477)	(9,438)
Balance at March 31, 2022	65,309,169	65,309	1,099,599	(2,968,981)	(177,496)	(80,792)	(2,062,361)
Net loss	-	-	-	(3,259,730)	-	(169,256)	(3,428,986)
Foreign currency translation	-	-	-		190,631	10,139	200,770
Balance at June 30, 2022	65,309,169	$65,309	$1,099,599	$(6,228,711)	$13,135	$(239,909)	$(5,290,577)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2020	19,285,714	$19,286	$1,549,018	$(2,605,211)	$(141,208)	$-	$(1,178,115)
Net loss	-	-	-	(166,099)	-	-	(166,099)
Foreign currency translation	-	-	-	-	6,597	-	6,597
Balance at March 31, 2021	19,285,714	19,286	1,549,018	(2,771,310)	(134,611)	-	(1,337,617)
Net loss	-	-	-	(222,081)	-	-	(222,081)
Foreign currency translation	-	-	-	-	(19,893)	-	(19,893)
Balance at June 30, 2021	19,285,714	$19,286	$1,549,018	$(2,993,391)	$(154,504)	$-	$(1,579,591)

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,196,179)	$(388,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	163,941	155,348
Changes in net assets and liabilities:
Inventories	1,728,160	-
Prepaid taxes	676,958	(15,839)
Prepaid expenses and other assets	(12,867)	-
Advance to suppliers	51,004	(112,678)
Accounts payable	1,004,045	11,400
Taxes payable	7,373,656	(695)
Accrued liabilities and other payable	(96,868)	208,677
Net cash provided by (used in) operating activities	7,691,850	(141,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,967)	(36,724)
Payment for construction in progress	(207,908)	(234,607)
Net cash used in investing activities	(212,875)	(271,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loan	-	(463,666)
Repayment of short-term loan from third parties	-	(463,666)
(Repayment of) proceeds from loans from related parties	(776,804)	1,520,714
Net cash (used in) provided by financing activities	(776,804)	593,382

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(228,026)	445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,474,145	180,529

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	285,568	6,238
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$6,759,713	$186,767

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$4,977

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Tengjun Biotechnology Corp. (formerly known as China Herb Group Holdings Corporation, the “Company”) was incorporated under the name “Island Radio, Inc.” under the laws of the State of Nevada on June 28, 2010. On December 9, 2019, the Company changed its corporate name to Tengjun Biotechnology Corp. (“Tengjun”).

Tengjunxiang Biotechnology Ltd. (“Tengjunxiang”) is a holding company incorporated in the Cayman Islands on July 19, 2021. On August 5, 2021, Tengjunxiang formed a wholly-owned subsidiary, Tengjunxiang Biotechnology HK Limited (“Tengjunxiang HK”), under the laws of Hong Kong. Shandong Minfu Biology Science and Technology Co., Ltd. (“Shandong Minfu”) is a company incorporated under the laws of the People’s Republic of China (the “PRC”) on August 29, 2021. Tengjunxiang HK owns all of the equity interests in Shandong Minfu, a wholly-foreign owned entity formed (“WFOE”) under the laws of PRC.

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

On December 15, 2021, all shareholders and the Board of Shandong Tengjunxiang agreed to increase its registered capital to RMB 100 million, of which RMB 94.95 million shall be contributed by Shandong Minfu and the remaining RMB 5.05 million shall be contributed by fourteen other shareholders. On December 16, 2021, Tengjunxiang completed its restructuring transaction (the “Restructuring Transaction”). As a result of the Restructuring Transaction, Tengjunxiang, through its subsidiaries, directly owns 94.95% of the ownership of Shandong Tengjunxiang and therefore became the controlling shareholder of Shandong Tengjunxiang.

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

In connection with the acquisition of Tengjunxiang pursuant to the Share Exchange Agreement, the Company with its subsidiaries commenced its business operations in processing, packaging, distribution and sale of dandelion teas, producing and sale of water purifiers in China through Tengjunxiang and its subsidiaries in the People’s Republic of China. The acquisition of Tengjunxiang is treated as a reverse acquisition (the “Reverse Acquisition”).

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

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, the Company had an accumulated deficit of $6,228,711 and working capital deficit of $14,282,875 as of June 30, 2022, and has just started to generate revenues since the last quarter. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to obtain such resources for the Company include obtaining capital from the sale of its equity, and short-term and long-term borrowings from banks, stockholders or other related parties. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advance to suppliers of $488,060 and $564,846 as of June 30, 2022 and December 31, 2021, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of June 30, 2022 and December 31, 2021.

Inventories

The Company’s inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories mainly consist of raw materials, goods in process, and finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. No reserve for inventory was established as of June 30, 2022 and December 31, 2021.

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

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the six months ended June 30, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of June 30, 2022 and December 31, 2021 was $8,506,821 and $8,726,299, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment for the six months ended June 30, 2022 and 2021 based on management’s evaluation.

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

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. During the three and six months ended June 30, 2022, the Company also engaged in the sale of certain nutritional products and water treatment accessories. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

Cash payments received or due from customers before revenue recognized are recorded as advances from customers. The advance from customers is recognized as revenue when the Company’s performance obligation is completed.

Cost of goods sold

Cost of goods sold consists primarily of cost of goods purchased, direct raw material cost, direct labor cost, and cost of manufacturing overheads including the depreciation of production equipment.

Selling and marketing expenses

Selling and marketing expenses primarily consist of advertising costs, agency fees, costs for promotional materials, and commission costs made to sales force.

Advertising expenses are charged to the consolidated statements of operations and comprehensive loss in the period incurred. The amounts of advertising expenses incurred were $2,927 and $13,187 for the three months ended June 30, 2022 and 2021, respectively. The amounts of advertising expenses incurred were $4,154 and $16,646 for the six months ended June 30, 2022 and 2021, respectively.

Commission expense primarily consists of commission costs made to independent sales force. The amount of commission expense incurred were $51,069,327 and $0 for the three months ended June 30, 2022 and 2021, respectively. The amount of commission expense incurred were $54,426,073 and $0 for the six months ended June 30, 2022 and 2021, respectively.

General and administrative expenses

General and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

Concentration of Credit Risk

The operations of the Company are primarily  in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC economy.

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. The Company has not experienced any losses in such accounts and believes they are not exposed to any risks on their cash in these bank accounts.

The Company generated total revenue of $51,290,462 and $55,574,576 during the three and six months ended June 30, 2022, respectively. No customer accounted for over 10% of total revenue during the three and six months ended June 30, 2022.

During the three months ended June 30, 2022, the Company had two major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchase for the three months ended June 30, 2022	% of total purchase
A	$1,005,275	82%
B	227,376	18%

During the six months ended June 30, 2022, the Company had two major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchase for the six months ended June 30, 2022	% of total purchase
A	$1,005,275	82%
B	227,376	18%

No supplier accounted for over 10% of total purchase during the three and six months ended June 30, 2021.

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

The following table shows the Company’s operations by business segment for the three and six months ended June 30, 2022 and 2021:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net revenue
Dandelion teas	$51,444,665	$-	$54,908,343	$-
Water purifier	(154,203)	-	666,233	-
Total revenues, net	$51,290,462	$-	$55,574,576	$-

Cost of goods sold
Dandelion teas	$3,456,644	$-	$3,730,491	$-
Water purifier	(17,695)	-	78,522	-
Total cost of goods sold	$3,438,949	$-	$3,809,013	$-

Gross profit
Dandelion teas	$47,988,021	$-	$51,177,852	$-
Water purifier	(136,508)	-	587,711	-
Gross profit	$47,851,513	$-	$51,765,563	$-

Operating expenses
Dandelion teas	$51,407,716	$202,106	$54,378,525	$343,376
Water purifier	(143,925)	17,314	429,482	37,170
Total operating expenses	$51,263,791	$219,420	$54,808,007	$380,546

Loss from operations
Dandelion teas	$(3,419,695)	$(202,106)	$(3,200,673)	$(343,376)
Water purifier	7,417	(17,314)	158,229	(37,170)
Loss from operations	$(3,412,278)	$(219,420)	$(3,042,444)	$(380,546)

	As of June 30,	As of December 31,
Segment assets	2022	2021
Dandelion teas	$16,627,202	$12,817,675
Water purifier	851,208	958,530
Total assets	$17,478,410	$13,776,205

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

NOTE 4. INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$283,095	$300,918
Work in process	347,837	300,711
Finished goods	631,691	2,482,528
	1,262,623	3,084,157
Less: allowance for obsolete inventories	-	-
Inventories, net	$1,262,623	$3,084,157

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	June 30,	December 31,
	2022	2021

Buildings	$15,005	$15,771
Machinery and equipment	639,867	675,878
Office equipment	140,698	144,072
Vehicles	837,169	879,016
	1,632,739	1,714,737
Less: Accumulated depreciation	(1,147,262)	(1,039,181)
Property and equipment, net	$485,477	$675,556

Depreciation expense for the three months ended June 30, 2022 and 2021 were $79,830 and $78,210, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 were $163,941 and $155,348, respectively.

NOTE 6. PREPAID TAXES

Prepaid taxes as of June 30 2022 and December 31, 2021, primarily consist of prepaid VAT in the amount of $0 and $688,272, respectively, which can be used to offset VAT payable when the Company incurs sales.

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

During the three months ended June 30, 2022 and 2021, the Company recorded interest expense of $0. During the six months ended June 30, 2022 and 2021, the Company recorded interest expense of $0 and $4,973, respectively.

NOTE 8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued local taxes	$7,189,385	$59,719
Advance from employees	7,464	45,787
Payable for construction and improvements	139,807	150,102
Payable for machinery and equipment	95,866	58,327
Accrued payroll	18,836	10,220
Accrued professional fees	14,000	42,000
Other	56,848	140,689
Total	$7,522,206	$506,844

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded income tax provision of $39,589 and $0 for the six months ended June 30, 2022 and 2021.

Provision for income tax expense (benefit) consists of the following:

	For the Six Months Ended June 30,
	2022	2021
Current
USA	$-	$-
China	39,589	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense (benefit)	$39,589	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended
	June 30,
	2022	2021
U.S. federal statutory income tax (benefit)	(21.0)%	(21.0)%
Foreign tax rate differential	(3.8)%	(4.0)%
Change in valuation allowances	26.1%	25.0%
Effective income tax rate	1.3%	-%

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

As of June 30, 2022 and December 31, 2021, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

NOTE 10. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director and CEO

Due from related party:

	June 30,	December 31,
	2022	2021

Pan Shi	1,493	-
	$1,493	$-

Due to related parties:

	June 30,	December 31,
	2022	2021

Xianchang Ma	$13,996,198	$15,193,647
Qiuping Lu	58,531	328,869
Liuhong Liu	-	5,619
Pan Shi	319	3,055
Jin Tian	65	68
	$14,055,113	$15,531,258

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

The following provides details of the Company’s lease expenses:

	Three Months Ended June 30,
	2022	2021
Operating lease expenses	$-	$1,239

	Six Months Ended June 30,
	2022	2021
Operating lease expenses	$-	$2,473

Other information related to leases is presented below:

	Six Months Ended June 30,
	2022	2021
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$-	$2,473

Weighted Average Remaining Lease Term:
Operating leases	-	0.17 years

Weighted Average Discount Rate:
Operating leases	-%	4.75%

NOTE 12. EQUITY

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2022 and December 31, 2021, the Company had no shares of its preferred stock issued and outstanding.

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

NOTE 13. SUBSEQUENT EVENTS

In July 2022, the Company sold an aggregate of 25,000,000 shares of its common stock at a price of $0.10 per share, to nine investors pursuant to the stock purchase agreements dated.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The diagram below illustrates our corporate structure following the Acquisition:

We had limited operations and generated limited revenues from our business operations before the quarter ended June 30, 2022. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2021. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we may have to raise additional cash from various sources, including operations, controlling shareholders’ investments and debt and equity financing from third party investors.

Results of Operations

Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021.

The following table sets forth information from our statements of comprehensive income for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Change
	2022	2021	(Amount)	(Percent)
Sales revenue	$51,290,462	$-	$51,290,462	* %
Cost of Goods Sold	(3,438,949)	-	(3,438,949)	* %
Gross Profit	47,851,513	-	47,851,513	* %
Operating Expenses	(51,341,188)	(219,420)	(51,121,768)	23,299%
Operating Income (Loss)	(3,489,675)	(219,420)	(3,270,255)	1,490%
Interest Income (Expense)	7,397	(4)	7,401	(185,025)%
Other Income (Expense)	(74)	(2,657)	2,583	(97)%
Income Tax Provision (Benefit)	(53,366)	-	(53,366)	* %
Net Income (Loss)	(3,428,986)	(222,081)	(3,206,905)	1,444%
Comprehensive Income (loss)	$(3,228,216)	$(241,974)	$(2,986,242)	1,234%

Revenues

We generated $51,290,462 and $0 in revenues for the three months ended June 30, 2022 and 2021, respectively. The Company did not generate any revenue during the three months ended June 30, 2021 due to the impact of COVID-19.

During the three months ended June 30, 2022, sales of dandelion teas, certain nutritional products, and water treatment accessories generated $51,444,665 in revenue, constituting approximately 100% of the total revenue for that quarter, and sales of water purifiers generated negative revenue of $154,203 due to sales returns, representing approximately 0% of the total revenue for such quarter.

The following is the sales breakdown by segment during the three months ended June 30, 2022 and 2021:

	For the three months ended
	June 30,
	2022		2021
Dandelion teas	$51,444,665	100%	$-	-%
Water purifier	(154,203)	(0)%	-	-%
Total	$51,290,462	100%	$-	-%

Cost of Goods Sold

Our cost of goods sold was $3,438,949 and $0 for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, cost of sales of dandelion teas, certain nutritional products, and water treatment accessories was $3,456,644, constituting approximately 101% of the total cost of goods sold, and cost of sales of water purifiers was $(17,695), representing approximately negative 1% of the total cost of goods sold due to the cost adjustment in connection with the sales returns. The Company did not incur any cost in the three months ended June 30, 2021 because there were no sales during the second quarter of 2021.

The following is the cost of goods sold breakdown by segment during the three months ended June 30, 2022 and 2021:

	For the three months ended
	June 30,
	2022		2021
Dandelion teas	$3,456,644	101%	$-	-%
Water purifier	(17,695)	(1)%	-	-%
Total	$3,438,949	100%	$-	-%

Gross Margin

Our gross margin was $47,851,513 and $0 for the three months ended June 30, 2022 and 2021, respectively. The gross profit as a percentage of net revenue for the Dandelion teas was 100% for the three months ended June 30, 2022. The gross profit as a percentage of net revenue for water purifiers was approximately 0% for the three months ended June 30, 2022.

The following table presents gross margin by segment for three months ended June 30, 2022 and 2021:

	For the three months ended
	June 30,
	2022		2021
Dandelion teas	$47,988,021	100%	$-	-%
Water purifier	(136,508)	(0)%	-	-%
Total	$47,851,513	100%	$-	-%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising and product promotion expenses.

Our selling and marketing expenses were $51,072,254 for the three months ended June 30, 2022 as compared to $13,419 for the three months ended June 30, 2021. Our total selling and marketing expenses increased by $51,058,835 or 380,497% during the three months ended June 30, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $268,934 for the three months ended June 30, 2022 as compared to $206,001 for the three months ended June 30, 2021. Our general and administrative expenses increased by $62,933 or 31% during the three months ended June 30, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and acquisition activities and SEC filings.

Interest income (expense)

Interest income (expense) was $7,397 for the three months ended June 30, 2022 as compared to $(4) for the three months ended June 30, 2021. Our total interest income increased by $7,401 or 185,025% during the three months ended June 30, 2022, compared to the same period in 2021. The increase in interest income was primarily due to the interest earned from the Company’s bank savings accounts.

 Net Income (Loss)

Our net loss was $3,428,986 for the three months ended June 30, 2022 as compared to net loss of $222,081 for the three months ended June 30, 2021, increased by $3,206,905 or 1,444 % as a result of the above factors.

Foreign Currency Translation Loss

We had $200,770 in foreign currency translation gain during the three months ended June 30, 2022 as compared to $(19,893) in foreign currency translation loss during the three months ended June 30, 2021, reflecting a change of $220,663 or 1,109%. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.

The following table sets forth information from our statements of comprehensive income for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Change
	2022	2021	(Amount)	(Percent)
Sales revenue	$55,574,576	$-	$55,574,576	* %
Cost of Goods Sold	(3,809,013)	-	(3,809,013)	* %
Gross Profit	51,765,563	-	51,765,563	* %
Operating Expenses	(54,929,500)	(380,546)	(54,548,954)	14,334%
Operating Income (Loss)	(3,163,937)	(380,546)	(2,783,391)	731%
Interest Income (Expense)	7,421	(4,977)	12,398	(249)%
Other Income (Expense)	(74)	(2,657)	2,583	(97)%
Income Tax Provision	39,589	-	39,589	* %
Net Income (Loss)	(3,196,179)	(388,180)	(2,807,999)	723%
Comprehensive Income (loss)	$(3,004,847)	$(401,476)	$(2,603,371)	648%

Revenue

We generated $55,574,576 and $0 in revenues for the six months ended June 30, 2022 and 2021, respectively. The Company did not generate any revenue during the six months ended June 30, 2021 due to the impact of COVID-19.

During the six months ended June 30, 2022, sales of dandelion teas, certain nutritional products, and water treatment accessories generated $54,908,343 in revenue, constituting approximately 99% of the total revenue for that period, and sales of water purifiers generated $666,233 in revenue, representing approximately 1% of the total revenue for such period.

The following is the sales breakdown by segment during the six months ended June 30, 2022 and 2021:

	For the six months ended
	June 30,
	2022		2021
Dandelion teas	$54,908,343	99%	$-	-%
Water purifier	666,233	1%	-	-%
Total	$55,574,576	100%	$-	-%

Cost of Goods Sold

Our cost of goods sold was $3,809,013 and $0 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, cost of sales of dandelion teas, certain nutritional products, and water treatment accessories was $3,730,491, constituting approximately 98% of the total cost of goods sold, and cost of sales of water purifiers was $78,522, representing approximately 2% of the total cost of goods sold. The Company did not incur any cost in the six months ended June 30, 2021 because there were no sales during the same period of 2021.

The following is the cost of goods sold breakdown by segment during the six months ended June 30, 2022 and 2021:

	For the six months ended
	June 30,
	2022		2021
Dandelion teas	$3,730,491	98%	$-	-%
Water purifier	78,522	2%	-	-%
Total	$3,809,013	100%	$-	-%

Gross Margin

Our gross margin was $51,765,563 and $0 for the six months ended June 30, 2022 and 2021, respectively. The gross profit as a percentage of net revenue for the Dandelion teas was 99% for the six months ended June 30, 2022. The gross profit as a percentage of net revenue for water purifiers was approximately 1% for the six months ended June 30, 2022.

The following table presents gross margin by segment for six months ended June 30, 2022 and 2021:

	For the six months ended
	June 30,
	2022		2021
Dandelion teas	$51,177,852	99%	$-	-%
Water purifier	587,711	1%	-	-%
Total	$51,765,563	100%	$-	-%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising and product promotion expenses.

Our selling and marketing expenses were $54,430,227 for the six months ended June 30, 2022 as compared to $16,878 for the six months ended June 30, 2021. Our total selling and marketing expenses increased by $54,413,349 or 322,392% during the six months ended June 30, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $499,273 for the six months ended June 30, 2022 as compared to $363,668 for the six months ended June 30, 2021. Our general and administrative expenses increased by $135,605 or 37% during the six months ended June 30, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and acquisition activities and SEC filings.

Interest income (expense)

Interest income (expense) was $7,421 for the six months ended June 30, 2022 as compared to $(4,977) for the six months ended June 30, 2021, representing an increase from interest expense to interest income by $12,398, or 249% during the six months ended June 30, 2022, compared to the same period in 2021, primarily due to the repayment of a short-term bank loan on March 17, 2021 and the interest earned from Company’s bank savings accounts.

Net Income (Loss)

Our net loss was $3,196,179 for the six months ended June 30, 2022 as compared to net loss of $388,180 for the six months ended June 30, 2021, increased by $2,807,999 or 723 % as a result of the above factors.

Foreign Currency Translation Loss

We had $191,332 in foreign currency translation gain during the six months ended June 30, 2022 as compared to $(13,296) in foreign currency translation loss during the six months ended June 30, 2021, reflecting a change of $204,628 or 1,539%. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,	Change
	2022	2021	(Amount)	(Percent)
Current Assets	$8,530,209	$4,628,531	3,901,678	84%
Current Liabilities	$22,813,084	$16,316,116	6,496,968	40%
Working Capital (deficit)	$(14,282,875)	$(11,687,585)	(2,595,290)	22%

Our working capital deficit was $14,282,875 as of June 30, 2022 as compared to $11,687,585 as of December 31, 2021, an increase of $2,595,290 or 22%. The increase in working capital deficiency is primarily due to the increase in the liabilities related to our operating activities during the six months ended June 30, 2022.

Cash Flow from Operating Activities

Our net cash provided by operating activities were $7,691,850 for the six months ended June 30, 2022 as compared to $141,967 of net cash used in operating activities for the six months ended June 30, 2021, reflecting an increase of $7,833,817 or 5518%. The increase was primarily due to the decrease in inventories, prepaid taxes, and increase in accounts payable and taxes payable during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cash Flow from Investing Activities

Our net cash used in investing activities was $212,875 for the six months ended June 30, 2022 as compared to that of $271,331 for the six months ended June 30, 2021, reflecting a decrease of $58,456 or 22%. The decrease in net cash used in investing activities was primarily due to the decrease in payment for construction in progress and acquisition of equipment during the six months ended June 30, 2022 as compared to those items in the six months ended June 30, 2021.

Cash Flow from Financing Activities

Our net cash used in financing activities were $776,804 for the six months ended June 30, 2022 as compared to $593,382 of net cash provided by financing activities for the six months ended June 30, 2021, representing a decrease of $1,370,186 or 231%. The decrease was primarily due to the decreased cash inflow from loans from related parties during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Inventories

Our inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories consist of raw materials, goods in process, and finished goods. We review our inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of June 30, 2022 and December 31, 2021, the allowance for obsolete inventories was $0 and $0, respectively.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the three months ended June 30, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of June 30, 2022 and December 31, 2021 was $8,506,821 and $8,726,299, respectively.

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

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. During the three and six months ended June 30, 2022, the Company also engaged in the sale of certain nutritional products and water treatment accessories. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements for the three and six months ending June 30, 2022 and 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief (principal) executive officer and chief (principal) accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2021. These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2022, have not been remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2022, the Company and nine non-U.S. investors entered into the securities purchase agreements (the “Securities Purchase Agreements”), pursuant to which the Company issued and sold an aggregate of 25,000,000 shares of its common stock (the “Private Offering”), par value $0.001 per share, at a price of $0.10 per share, to such nine investors. The shares of common stock were sold to such non-U.S. investors in reliance upon the exemption pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Regulation S promulgated under the Act. The Company did not engage any placement agent with respect to the Private Offering. As of July 31, 2022, the Company received the gross proceeds of $2,500,000 as a result of the Private Offering.

The foregoing description of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the entire Agreement, which is filed as Exhibit 10.1 hereto, and incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement dated July 7, 2022

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	INLINE XBRL INSTANCE DOCUMENT

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document
**

The certification attached as Exhibit 32.1 accompanying this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tengjun Biotechnology Corp.

Date: August 15, 2022	By:	/s/ Xianchang Ma
	Name:	Xianchang Ma
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)