Form 10-Q/A
period 2022-06-30
Tengjun Biotechnology Corp.
filed 2022-09-16
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Tengjun Biotechnology Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No.1 (the “Amendment”) to its Quarterly Report on Form 10-Q/A for the six months ended June 30, 2022 to amend and restate the financial statements in its Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the six months ended June 30, 2022 that was originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2022.

Background of Restatement

Subsequent to filing of its quarterly report on Form 10-Q for the six months ended June 30, 2022, the Company identified an error in its financial statements related to the accounting for sales commission expense for the six months ended June 30, 2022. In the three-month period ended March 31, 2022, the Company’s product sales plan was significantly and adversely affected by the COVID-19 pandemic and related restrictions enforced in China. In order to develop new customers and expand the sales, the Company verbally agreed to provide and made certain advances to twenty of its sales agents in the aggregate amount $7,853,921 (the “Loans”) during the three-month period ended June 30, 2022, with which funds such sales agents promoted the Company’s products and attracted new customers. Thereafter the Company signed the respective Marketing Promotion Loan Agreements (the “Loan Agreements”) with each of its twenty sales agents dated as of August 22, 2022 to memorialize the terms and conditions of the Loans. Pursuant to the Loan Agreements, each of the Loans will be due on December 31, 2022 with no interest. Therefore, the total cash payments of $7,853,921 to the twenty sales agents should be accounted for as loans to third parties. However, because the arrangement of the Loans and Loan Agreements were not communicated to the Company’s accountant timely, the total cash payments of $7,853,921 to the twenty sales agents were initially accounted for as sales commission payment to the twenty sales agents. As a result, the Company overstated its sales commission expense and understated its loans to third parties, tax payable and income tax provision. The Company restated its financial statements to correct these errors. See Note 2 to the consolidated financial statements for the six months ended June 30, 2022, to which forms a part of the Amendment.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment, and the financial statements and related financial information contained in the Original Form 10-Q should no longer be relied upon. On September 2, 2022, the Company filed a current report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Form 10-Q for the six months ended June 30, 2022. The Company’s Chief Executive Officer and Chief Financial Officer is providing currently dated certifications in connection with this Amendment. See Exhibits 31.1 and 32.1 attached to the Amendment.

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$6,759,713	$285,568
Advance to suppliers	488,060	564,846
Inventories, net	1,262,623	3,084,157
Prepaid taxes	-	688,272
Due from related party	1,493	-
Loan to third parties	7,853,921	-
Prepaid expenses and other receivable	18,320	5,688
Total Current Assets	16,384,130	4,628,531

Property and equipment, net	485,477	675,556
Construction in progress	8,506,821	8,726,299

Total Assets	$25,376,428	$14,030,386

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$1,222,328	$263,891
Advances from customers	13,437	14,123
Due to related parties	14,055,113	15,531,258
Accrued liabilities and other payables	8,060,604	506,844
Total Current Liabilities	23,351,482	16,316,116

Total Liabilities	23,351,482	16,316,116

Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 65,309,169 and 65,309,169 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	65,309	65,309
Additional paid-in capital	1,099,599	1,099,599
Retained earnings (accumulated deficit)	952,162	(3,187,804)
Accumulated other comprehensive loss	(221,649)	(168,535)
Total stockholders’ equity (deficit)	1,895,421	(2,191,431)
Noncontrolling interests	129,525	(94,299)
Total Equity (Deficit)	2,024,946	(2,285,730)

Total Liabilities and Equity (Deficit)	$25,376,428	$14,030,386

The accompanying notes are an integral part of these consolidated financial statements

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Restated)		(Restated)

Sales revenue, net	$51,290,462	$-	$55,574,576	$-
Cost of goods sold	3,438,949	-	3,809,013	-
Gross profit	47,851,513	-	51,765,563	-
Selling and marketing expenses	42,952,863	13,419	46,310,836	16,878
General and administrative expenses	268,934	206,001	499,273	363,668
Total operating expenses	43,221,797	219,420	46,810,109	380,546
Income (loss) from operations	4,629,716	(219,420)	4,955,454	(380,546)
Interest income (expense)	7,397	(4)	7,421	(4,977)
Other income (expense), net	(74)	(2,657)	(74)	(2,657)
Income (loss) before provision for income taxes	4,637,039	(222,081)	4,962,801	(388,180)
Provision for income taxes	503,231	-	596,186	-
Net income (loss)	4,133,808	(222,081)	4,366,615	(388,180)
Net income attributable to noncontrolling interests	212,665	-	226,649	-
Net income (loss) attributable to Tengjun stockholders	3,921,143	(222,081)	4,139,966	(388,180)

Net income (loss)	4,133,808	(222,081)	4,366,615	(388,180)
Other comprehensive income (loss):
Foreign currency translation adjustment	(46,501)	(19,893)	(55,939)	(13,296)
Comprehensive income (loss)	4,087,307	(241,974)	4,310,676	(401,476)
Comprehensive income attributable to noncontrolling interests	210,317	-	223,824	-
Comprehensive income (loss) attributable to Tengjun stockholders	$3,876,990	$(241,974)	$4,086,852	$(401,476)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - basic and diluted	$0.06	$(0.01)	$0.06	$(0.02)

Weighted average shares outstanding:
Basic and diluted	65,309,169	19,285,714	65,309,169	19,285,714

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2021	65,309,169	$65,309	$1,099,599	$(3,187,804)	$(168,535)	$(94,299)	$(2,285,730)
Net loss	-	-	-	218,823	-	13,984	232,807
Foreign currency translation	-	-	-	-	(8,961)	(477)	(9,438)
Balance at March 31, 2022	65,309,169	65,309	1,099,599	(2,968,981)	(177,496)	(80,792)	(2,062,361)
Net income (restated)	-	-	-	3,921,143	-	212,665	4,133,808
Foreign currency translation (restated)	-	-	-	-	(44,153)	(2,348)	(46,501)
Balance at June 30, 2022 (restated)	65,309,169	$65,309	$1,099,599	$952,162	$(221,649)	$129,525	$2,024,946

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Interests	Deficit
Balance at December 31, 2020	19,285,714	$19,286	$1,549,018	$(2,605,211)	$(141,208)	$-	$(1,178,115)
Net loss	-	-	-	(166,099)	-	-	(166,099)
Foreign currency translation	-	-	-	-	6,597	-	6,597
Balance at March 31, 2021	19,285,714	19,286	1,549,018	(2,771,310)	(134,611)	-	(1,337,617)
Net loss	-	-	-	(222,081)	-	-	(222,081)
Foreign currency translation	-	-	-	-	(19,893)	-	(19,893)
Balance at June 30, 2021	19,285,714	$19,286	$1,549,018	$(2,993,391)	$(154,504)	$-	$(1,579,591)

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,366,615	$(388,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	163,941	155,348
Changes in net assets and liabilities:
Inventories	1,728,160	-
Prepaid taxes	676,958	(15,839)
Loan to third parties	(8,119,391)	-
Prepaid expenses and other assets	(12,867)	-
Advance to suppliers	51,004	(112,678)
Accounts payable	1,004,045	11,400
Taxes payable	7,930,253	(695)
Accrued liabilities and other payable	(96,868)	208,677
Net cash provided by (used in) operating activities	7,691,850	(141,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,967)	(36,724)
Payment for construction in progress	(207,908)	(234,607)
Net cash used in investing activities	(212,875)	(271,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term bank loan	-	(463,666)
Repayment of short-term loan from third parties	-	(463,666)
(Repayment of) proceeds from loans from related parties	(776,804)	1,520,714
Net cash (used in) provided by financing activities	(776,804)	593,382

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(228,026)	445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,474,145	180,529

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	285,568	6,238
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$6,759,713	$186,767

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$4,977

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

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

 In September 2022, the Board of Directors of the Company concluded that the loans made to some of its sales agents were mis-recorded under sales commission expense. The unintentional errors occurred because of a miscommunication between the Company’s management and accountant. The Company made loans to twenty (20) individual sales agents in the aggregate amount of $7,853,921 during the three months ended June 30, 2022. Pursuant to the respective loan agreements with each of the sales agents, the Company made such loans to each of the twenty (20) sales agents for the purpose of market expansion, and all loans should be repaid in full before December 31, 2022. In accordance with the loan agreements, these loans are unsecured and bear no interest.

In connection with the correction of sales commission and loans to third party sales agents, the Company restated its sales commission expense, accrued taxes, provision for income taxes, and loan to third parties as of and for the six months ended June 30, 2022. The changes in accrued taxes and provision for income taxes were driven by the correction of the sales commission.

As a result of the restatement, the cumulative effect as of and for the six months ended June 30, 2022 was an increase in the loan to third parties of $7,853,921, a decrease in sales commission expense of $8,119,391, an increase in accrued taxes of $538,398, and an increase provision for income taxes of $556,597.

The restatement increased basic and diluted net earnings per share by approximately $0.11 for the three and six months ended June 30, 2022.

The impacts of these restatements on the consolidated financial statements are summarized below:

	As of June 30, 2022
	Previously Reported	Adjustments	Restated
Consolidated Balance Sheets
Loan to third parties	$-	$7,853,921	$7,853,921
Total Current Assets	$8,530,209	$7,853,921	$16,384,130
Total Assets	$17,522,507	$7,853,921	$25,376,428
Accrued liabilities and other payables	$7,522,206	$538,398	$8,060,604
Total Current Liabilities	$22,813,084	$538,398	$23,351,482
Total Liabilities	$22,813,084	$538,398	$23,351,482
Retained earnings (accumulated deficit)	$(6,228,711)	$7,180,873	$952,162
Accumulated other comprehensive loss	$13,135	$(234,784)	$(221,649)
Total stockholders’ equity (deficit)	$(5,050,668)	$6,946,089	$1,895,421
Noncontrolling interests	$(239,909)	$369,434	$129,525
Total Equity (Deficit)	$(5,290,577)	$7,315,523	$2,024,946
Total Liabilities and Equity (Deficit)	$17,522,507	$7,853,921	$25,376,428

	For the Three Months Ended June 30, 2022
	Previously Reported	Adjustments	Restated
Consolidated Statements of Income and Comprehensive Income (Loss)
Selling and marketing expenses	$51,072,254	$(8,119,391)	$42,952,863
Total operating expenses	$51,341,188	$(8,119,391)	$43,221,797
Income (loss) from operations	$(3,489,675)	$8,119,391	$4,629,716
Income (loss) before provision for income taxes	$(3,482,352)	$8,119,391	$4,637,039
Provision for income taxes	$(53,366)	$556,597	$503,231
Net income (loss)	$(3,428,986)	$7,562,794	$4,133,808
Net income attributable to noncontrolling interests	$(169,256)	$381,921	$212,665
Net income (loss) attributable to Tengjun stockholders	$(3,259,730)	$7,180,873	$3,921,143
Foreign currency translation adjustment	$200,770	$(247,271)	$(46,501)
Comprehensive income (loss)	$(3,228,216)	$7,315,523	$4,087,307
Comprehensive income attributable to noncontrolling interests	$(159,117)	$369,434	$210,317
Comprehensive income (loss) attributable to Tengjun stockholders	$(3,069,099)	$6,946,089	$3,876,990
Net income (loss) per common share - basic and diluted	$(0.05)	$0.11	$0.06

	For the Six Months Ended June 30, 2022
	Previously Reported	Adjustments	Restated
Consolidated Statements of Income and Comprehensive Income (Loss)
Selling and marketing expenses	$54,430,227	$(8,119,391)	$46,310,836
Total operating expenses	$54,929,500	$(8,119,391)	$46,810,109
Income (loss) from operations	$(3,163,937)	$8,119,391	$4,955,454
Income (loss) before provision for income taxes	$(3,156,590)	$8,119,391	$4,962,801
Provision for income taxes	$39,589	$556,597	$596,186
Net income (loss)	$(3,196,179)	$7,562,794	$4,366,615
Net income attributable to noncontrolling interests	$(155,272)	$381,921	$226,649
Net income (loss) attributable to Tengjun stockholders	$(3,040,907)	$7,180,873	$4,139,966
Foreign currency translation adjustment	$191,332	$(247,271)	$(55,939)
Comprehensive income (loss)	$(3,004,847)	$7,315,523	$4,310,676
Comprehensive income attributable to noncontrolling interests	$(145,610)	$369,434	$223,824
Comprehensive income (loss) attributable to Tengjun stockholders	$(2,859,237)	$6,946,089	$4,086,852
Net income (loss) per common share - basic and diluted	$(0.05)	$0.11	$0.06

	For the Six Months Ended June 30, 2022
	Previously Reported	Adjustments	Restated
Consolidated Statements of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,196,179)	$7,562,794	$4,366,615
Changes in net assets and liabilities:
Loan to third parties	$-	$(8,119,391)	$(8,119,391)
Taxes payable	$7,373,656	$556,597	$7,930,253

NOTE 3. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, the Company had an accumulated deficit of $3,187,804 as of December 31, 2021 and a working capital deficit of $6,967,352 as of June 30, 2022, and has just started to generate revenues since the last quarter. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advances to suppliers of $488,060 and $564,846 as of June 30, 2022 and December 31, 2021, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of June 30, 2022 and December 31, 2021.

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

Commission expense primarily consists of commission costs made to independent sales force. The amount of commission expense incurred were $42,949,936 and $0 for the three months ended June 30, 2022 and 2021, respectively. The amount of commission expense incurred were $46,306,682 and $0 for the six months ended June 30, 2022 and 2021, respectively.

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

During the six months ended June 30, 2022, the Company had two major suppliers that accounted for over 10% of its total purchases.

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

The following table shows the Company’s operations by business segment for the three and six months ended June 30, 2022 and 2021:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net revenue
Dandelion teas	$51,444,665	$-	$54,908,343	$-
Water purifier	(154,203)	-	666,233	-
Total revenues, net	$51,290,462	$-	$55,574,576	$-

Cost of goods sold
Dandelion teas	$3,456,644	$-	$3,730,491	$-
Water purifier	(17,695)	-	78,522	-
Total cost of goods sold	$3,438,949	$-	$3,809,013	$-

Gross profit
Dandelion teas	$47,988,021	$-	$51,177,852	$-
Water purifier	(136,508)	-	587,711	-
Gross profit	$47,851,513	$-	$51,765,563	$-

Operating expenses
Dandelion teas	$43,288,325	$202,106	$46,259,134	$343,376
Water purifier	(143,925)	17,314	429,482	37,170
Total operating expenses	$43,144,400	$219,420	$46,688,616	$380,546

Income (loss) from operations
Dandelion teas	$4,699,696	$(202,106)	$4,918,718	$(343,376)
Water purifier	7,417	(17,314)	158,229	(37,170)
Income (loss) from operations	$4,707,113	$(219,420)	$5,076,947	$(380,546)

	As of June 30,	As of December 31,
Segment assets	2022	2021
Dandelion teas	$24,481,123	$12,817,675
Water purifier	851,208	958,530
Total assets	$25,332,331	$13,776,205

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

NOTE 5. INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$283,095	$300,918
Work in process	347,837	300,711
Finished goods	631,691	2,482,528
	1,262,623	3,084,157
Less: allowance for obsolete inventories	-	-
Inventories, net	$1,262,623	$3,084,157

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

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

NOTE 7. PREPAID TAXES

Prepaid taxes as of June 30, 2022 and December 31, 2021, primarily consist of prepaid VAT in the amount of $0 and $688,272, respectively, which can be used to offset VAT payable when the Company incurs sales.

NOTE 8. LOAN TO THIRD PARTIES

During the three months ended June 30, 2022, the Company made loans to 20 individual sales agents in the aggregate amount of $7,853,921 pursuant to the agreements with each of the sales agents. The loans were made to each of the sales agents for the purpose of market expansion, and all loans shall be repaid in full before December 31, 2022. These loans are unsecured and bear no interest.

NOTE 9. SHORT-TERM LOAN

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

NOTE 10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued taxes	$7,727,783	$59,719
Advance from employees	7,464	45,787
Payable for construction and improvements	139,807	150,102
Payable for machinery and equipment	95,866	58,327
Accrued payroll	18,836	10,220
Accrued professional fees	14,000	42,000
Other	56,848	140,689
Total	$8,060,604	$506,844

NOTE 11. INCOME TAX

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded income tax provision of $596,186 and $0 for the six months ended June 30, 2022 and 2021.

Provision for income tax expense (benefit) consists of the following:

	For the Six Months Ended June 30,
	2022	2021
Current
USA	$-	$-
China	596,186	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense (benefit)	$596,186	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Six Months Ended
	June 30,
	2022	2021
U.S. federal statutory income tax (benefit)	21.0%	(21.0)%
Foreign tax rate differential	4.1%	(4.0)%
Utilization of net operating losses (NOL) carryover	(13.6)%	-%
Change in valuation allowances	0.5%	25.0%
Effective income tax rate	12.0%	-%

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

NOTE 12. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director and CEO

Due from related party:

	June 30,	December 31,
	2022	2021
Pan Shi	$1,493	-
	$1,493	$-

Due to related parties:

	June 30,	December 31,
	2022	2021
Xianchang Ma	$13,996,198	$15,193,647
Qiuping Lu	58,531	328,869
Liuhong Liu	-	5,619
Pan Shi	319	3,055
Jin Tian	65	68
	$14,055,113	$15,531,258

Due to related parties represent advances from its related parties for the Company’s payment for construction, purchase of equipment, and daily operating expenses. The balances are unsecured, non-interest bearing, and payable on demand.

NOTE 13. LEASE

The Company leased a facility under an operating lease arrangement. The lease has initial lease term of 2 years. The lease agreement expired in August 2021 and the Company did not renew such lease.

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

NOTE 14. EQUITY

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

NOTE 15. SUBSEQUENT EVENTS

In July 2022, the Company sold an aggregate of 25,000,000 shares of its common stock at a price of $0.10 per share, to nine investors pursuant to the stock purchase agreements.

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

Results of Operations

Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth information from our statements of comprehensive income for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,		Change
	2022	2021	(Amount)	(Percent)
	(Restated)
Sales revenue	$51,290,462	$-	$51,290,462	* %
Cost of Goods Sold	(3,438,949)	-	(3,438,949)	* %
Gross Profit	47,851,513	-	47,851,513	* %
Operating Expenses	(43,221,797)	(219,420)	(43,002,377)	19,598%
Operating Income (Loss)	4,629,716	(219,420)	4,849,136	(2,210)%
Interest Income (Expense)	7,397	(4)	7,401	(185,025)%
Other Income (Expense)	(74)	(2,657)	2,583	(97)%
Income Tax Provision	503,231	-	503,231	* %
Net Income (Loss)	4,133,808	(222,081)	4,355,889	(1,961)%
Comprehensive Income (loss)	$4,087,307	$(241,974)	$4,329,281	(1,789)%

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

Our selling and marketing expenses were $42,952,863 for the three months ended June 30, 2022 as compared to $13,419 for the three months ended June 30, 2021. Our total selling and marketing expenses increased by $42,939,444 or 319,990% during the three months ended June 30, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $268,934 for the three months ended June 30, 2022 as compared to $206,001 for the three months ended June 30, 2021. Our general and administrative expenses increased by $62,933 or 31% during the three months ended June 30, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and SEC public disclosures.

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

Net Income (Loss)

Our net income was $4,133,808 for the three months ended June 30, 2022 as compared to net loss of $222,081 for the three months ended June 30, 2021, increased by $4,355,889 or 1,961% as a result of the above factors.

Foreign Currency Translation Loss

We had $(46,501) in foreign currency translation loss during the three months ended June 30, 2022 as compared to $(19,893) in foreign currency translation loss during the three months ended June 30, 2021, reflecting a change of $ 26,608 or 134%. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth information from our statements of comprehensive income for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,		Change
	2022	2021	(Amount)	(Percent)
	(Restated)
Sales revenue	$55,574,576	$-	$55,574,576	* %
Cost of Goods Sold	(3,809,013)	-	(3,809,013)	* %
Gross Profit	51,765,563	-	51,765,563	* %
Operating Expenses	(46,810,109)	(380,546)	(46,429,563)	12,201%
Operating Income (Loss)	4,955,454	(380,546)	5,336,000	(1,402)%
Interest Income (Expense)	7,421	(4,977)	12,398	(249)%
Other Income (Expense)	(74)	(2,657)	2,583	(97)%
Income Tax Provision	596,186	-	596,186	* %
Net Income (Loss)	4,366,615	(388,180)	4,754,795	(1,225)%
Comprehensive Income (loss)	$4,310,676	$(401,476)	$4,712,152	(1,174)%

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

Our selling and marketing expenses were $46,310,836 for the six months ended June 30, 2022 as compared to $16,878 for the six months ended June 30, 2021. Our total selling and marketing expenses increased by $46,293,958 or 274,286% during the six months ended June 30, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $499,273 for the six months ended June 30, 2022 as compared to $363,668 for the six months ended June 30, 2021. Our general and administrative expenses increased by $135,605 or 37% during the six months ended June 30, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and SEC public disclosures.

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

Net Income (Loss)

Our net income was $4,366,615 for the six months ended June 30, 2022 as compared to net loss of $388,180 for the six months ended June 30, 2021, increased by $4,754,795 or 1,225% as a result of the above factors.

Foreign Currency Translation Loss

We had $(55,939) in foreign currency translation loss during the six months ended June 30, 2022 as compared to $(13,296) in foreign currency translation loss during the six months ended June 30, 2021, reflecting a change of $ 42,643 or 321%. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,	Change
	2022	2021	(Amount)	(Percent)
	(Restated)
Current Assets	$16,384,130	$4,628,531	11,755,599	254%
Current Liabilities	$23,351,482	$16,316,116	7,035,366	43%
Working Capital (deficit)	$(6,967,352)	$(11,687,585)	4,720,233	(40)%

Our working capital deficit was $6,967,352 as of June 30, 2022 as compared to $11,687,585 as of December 31, 2021, a decrease of $4,720,233 or 40%. The decrease in working capital deficiency is primarily due to the increase in cash inflow from revenue and the increase in the loans to third parties that are related to our operating activities during the six months ended June 30, 2022.

Cash Flow from Operating Activities

Our net cash provided by operating activities were $7,691,850 for the six months ended June 30, 2022 as compared to $141,967 of net cash used in operating activities for the six months ended June 30, 2021, reflecting an increase of $7,833,817 or 5518%. The increase was primarily due to the increase in net income, the decrease in inventories, prepaid taxes, and increase in accounts payable and taxes payable, partially offset by the increase in loan to third parties during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

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

Recent Accounting Pronouncements

See Note 4 to our unaudited consolidated financial statements for the three and six months ending June 30, 2022 and 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Securities Purchase Agreement dated July 7, 2022 (incorporated by reference to the Company’s quarterly report on Form 10-Q filed with the SEC on August 15, 2022).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	INLINE XBRL INSTANCE DOCUMENT

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document
**	The certification attached as Exhibit 32.1 accompanying this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tengjun Biotechnology Corp.

Date: September 16, 2022	By:	/s/ Xianchang Ma
	Name:	Xianchang Ma
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)