Form 10-Q
period 2022-09-30
Tengjun Biotechnology Corp.
filed 2022-11-14
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 9, 2022, was 96,309,169.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,895,968	$285,568
Advance to suppliers	509,377	564,846
Inventories, net	1,377,411	3,084,157
Prepaid taxes	-	688,272
Due from related party	1,105	-
Loan to third parties	21,409,853	-
Other receivable	28,704	5,688
Total Current Assets	27,222,418	4,628,531

Property and equipment, net	390,042	675,556
Construction in progress	8,044,587	8,726,299

Total Assets	$35,657,047	$14,030,386

Liabilities and Equity (Deficit)

Current Liabilities
Accounts payable	$2,544,645	$263,891
Advances from customers	43,581	14,123
Due to related parties	11,419,030	15,531,258
Accrued liabilities and other payables	13,656,318	506,844
Total Current Liabilities	27,663,574	16,316,116

Total Liabilities	27,663,574	16,316,116

Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 90,309,169 and 65,309,169 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	90,309	65,309
Additional paid-in capital	3,574,599	1,099,599
Subscribed stock	300,000	-
Retained earnings (accumulated deficit)	4,377,684	(3,187,804)
Accumulated other comprehensive loss	(650,627)	(168,535)
Total stockholders’ equity (deficit)	7,691,965	(2,191,431)
Noncontrolling interests	301,508	(94,299)
Total Equity (Deficit)	7,993,473	(2,285,730)

Total Liabilities and Equity (Deficit)	$35,657,047	$14,030,386

The accompanying notes are an integral part of these consolidated financial statements

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sales revenue, net	$36,418,104	$-	$91,992,680	$-
Cost of goods sold	2,207,304	-	6,016,317	-
Gross profit	34,210,800	-	85,976,363	-
Selling and marketing expenses	28,990,991	9,188	75,301,827	26,066
General and administrative expenses	338,716	98,362	837,989	462,167
Total operating expenses	29,329,707	107,550	76,139,816	488,233
Income (loss) from operations	4,881,093	(107,550)	9,836,547	(488,233)
Interest income (expense)	6,273	18	13,694	(4,959)
Other income (expense), net	(7,144)	230	(7,218)	(2,290)
Income (loss) before provision for income taxes	4,880,222	(107,302)	9,843,023	(495,482)
Provision for income taxes	1,265,644	-	1,861,830	-
Net income (loss)	3,614,578	(107,302)	7,981,193	(495,482)
Net income (loss) attributable to noncontrolling interests	189,056	-	415,705	-
Net income (loss) attributable to Tengjun stockholders	3,425,522	(107,302)	7,565,488	(495,482)

Net income (loss)	3,614,578	(107,302)	7,981,193	(495,482)
Other comprehensive income (loss):
Foreign currency translation loss	(446,051)	(3,676)	(501,990)	(16,972)
Comprehensive income (loss)	3,168,527	(110,978)	7,479,203	(512,454)
Comprehensive income (loss) attributable to noncontrolling interests	171,983	-	395,807	-
Comprehensive income (loss) attributable to Tengjun stockholders	$2,996,544	$(110,978)	$7,083,396	$(512,454)

Net Income (Loss) Per Common Share:
Net income (loss) per common share - basic and diluted	$0.04	$(0.01)	$0.10	$(0.03)

Weighted average shares outstanding:
Basic and diluted	88,678,734	19,285,714	73,184,627	19,285,714

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(UNAUDITED)

					Retained	Accumulated
			Additional		Earnings	Other		Total
	Common Stock		Paid-in	Subscribed	(Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stock	Deficit)	Loss	Interests	(Deficit)
Balance at December 31, 2021	65,309,169	$65,309	$1,099,599	$-	$(3,187,804)	$(168,535)	$(94,299)	$(2,285,730)
Net income	-	-	-	-	218,823	-	13,984	232,807
Foreign currency translation	-	-	-	-	-	(8,961)	(477)	(9,438)
Balance at March 31, 2022	65,309,169	65,309	1,099,599	-	(2,968,981)	(177,496)	(80,792)	(2,062,361)
Net income (restated)	-	-	-	-	3,921,143	-	212,665	4,133,808
Foreign currency translation (restated)	-	-	-	-	-	(44,153)	(2,348)	(46,501)
Balance at June 30, 2022 (restated)	65,309,169	65,309	1,099,599	-	952,162	(221,649)	129,525	2,024,946
Issuance of common stock	25,000,000	25,000	2,475,000	-	-	-	-	2,500,000
Common stock subscriptions received in advance	-	-	-	300,000	-	-	-	300,000
Net income	-	-	-	-	3,425,522	-	189,056	3,614,578
Foreign currency translation	-	-	-	-	-	(428,978)	(17,073)	(446,051)
Balance at September 30, 2022	90,309,169	$90,309	$3,574,599	$300,000	$4,377,684	$(650,627)	$301,508	$7,993,473

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Subscribed	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Loss	Interests	Deficit
Balance at December 31, 2020	19,285,714	$19,286	$1,549,018	$-	$(2,605,211)	$(141,208)	$-	$(1,178,115)
Net loss	-	-	-	-	(166,099)	-	-	(166,099)
Foreign currency translation	-	-	-	-	-	6,597	-	6,597
Balance at March 31, 2021	19,285,714	19,286	1,549,018	-	(2,771,310)	(134,611)	-	(1,337,617)
Net loss	-	-	-	-	(222,081)	-	-	(222,081)
Foreign currency translation	-	-	-	-	-	(19,893)	-	(19,893)
Balance at June 30, 2021	19,285,714	19,286	1,549,018	-	(2,993,391)	(154,504)	-	(1,579,591)
Net loss	-	-	-	-	(107,302)	-	-	(107,302)
Foreign currency translation	-	-	-	-	-	(3,676)	-	(3,676)
Balance at September 30, 2021	19,285,714	$19,286	$1,549,018	$-	$(3,100,693)	$(158,180)	$-	$(1,690,569)

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,981,193	$(495,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	237,750	235,666
Changes in net assets and liabilities:
Inventories	1,492,095	(162,218)
Prepaid taxes	664,014	(16,805)
Loan to third parties	(23,056,740)	-
Prepaid expenses and other assets	(24,192)	(24)
Advance to suppliers	(3,621)	(122,611)
Accounts payable	2,485,552	(198)
Taxes payable	14,336,944	33,600
Advance from customers	32,551	-
Accrued liabilities and other payable	(120,937)	208,362
Net cash provided by (used in) operating activities	4,024,609	(319,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,570)	(42,611)
Payment for construction in progress	(241,119)	(237,094)
Net cash used in investing activities	(250,689)	(279,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,500,000	-
Repayment of short-term bank loan	-	(463,671)
Proceeds from short-term loan from third parties	-	1,031,514
Capital contribution	300,000	-
(Repayment of) proceeds from loans from related parties	(2,674,670)	44,160
Net cash provided by financing activities	125,330	612,003

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(288,850)	132

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,610,400	12,720

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	285,568	6,238
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$3,895,968	$18,958

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$4,961

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

Shandong Tengjunxiang Biotechnology Co., Ltd (“Shandong Tengjunxiang”) was incorporated under the laws of PRC on June 27, 2014. Jinxiang County Kanglong Water Purification Equipment Co., Ltd (“Jinxiang Kanglong”), a wholly-owned subsidiary of Shandong Tengjunxiang, was formed under the laws of the PRC on January 6, 2015. Shandong Tengjunxiang and Jinxiang Kanglong have been under common control. Shandong Tengjunxiang and its subsidiary, Jinxiang Kanglong are primarily engaged in processing, packaging, distribution and sale of dandelion teas, and producing and sale of water purifiers in China, and plans to increase its tea processing and water purifier production lines, and expand its sales channels in the next one to two years.

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

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, the Company has just started to generate revenues and turned around to be profitable since 2022. However, the Company still had working capital deficit of $441,156 as of September 30, 2022. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating until it becomes sustainably profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs.

If the Company is unable to successfully become sustainably profitable, or unable to raise additional capital or secure additional lending, the Company may need to curtail or cease its operations. The Company believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advance to suppliers of $509,377 and $564,846 as of September 30, 2022 and December 31, 2021, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of September 30, 2022 and December 31, 2021.

Inventories

The Company’s inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories mainly consist of raw materials, goods in process, and finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. No reserve for inventory was established as of September 30, 2022 and December 31, 2021.

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

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the nine months ended September 30, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of September 30, 2022 and December 31, 2021 was $8,044,587 and $8,726,299, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment for the nine months ended September 30, 2022 and 2021 based on management’s evaluation.

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

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. During the three and nine months ended September 30, 2022, the Company also engaged in the sale of certain nutraceutical products and water treatment accessories. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

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

Advertising expenses are charged to the consolidated statements of operations and comprehensive loss in the period incurred. The amounts of advertising expenses incurred were $316 and $8,622 for the three months ended September 30, 2022 and 2021, respectively. The amounts of advertising expenses incurred were $4,470 and $25,268 for the nine months ended September 30, 2022 and 2021, respectively.

Commission expense primarily consists of commission costs made to independent sales force. The amount of commission expense incurred were $28,990,675 and $0 for the three months ended September 30, 2022 and 2021, respectively. The amount of commission expense incurred were $75,297,357 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company generated total revenue of $36,418,104 and $91,992,680 during the three and nine months ended September 30, 2022, respectively. No customer accounted for over 10% of total revenue during the three and nine months ended September 30, 2022.

During the three months ended September 30, 2022, the Company had one major supplier that accounted for over 10% of its total purchases.

Supplier	Net purchase for the three months ended September 30, 2022	% of total purchase
A	$1,657,070	88%

During the nine months ended September 30, 2022, the Company had two major suppliers that accounted for over 10% of its total purchases.

Supplier	Net purchase for the nine months ended September 30, 2022	% of total purchase
A	$2,662,345	85%
B	313,550	10%

No supplier accounted for over 10% of total purchase during the three and nine months ended September 30, 2021.

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

The following table shows the Company’s operations by business segment for the three and nine months ended September 30, 2022 and 2021:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net revenue
Dandelion teas	$36,431,512	$-	$91,339,855	$-
Water purifier	(13,408)	-	652,825	-
Total revenues, net	$36,418,104	$-	$91,992,680	$-

Cost of goods sold
Dandelion teas	$2,208,809	$-	$5,939,300	$-
Water purifier	(1,505)	-	77,017	-
Total cost of goods sold	$2,207,304	$-	$6,016,317	$-

Gross profit (loss)
Dandelion teas	$34,222,703	$-	$85,400,555	$-
Water purifier	(11,903)	-	575,808	-
Gross profit	$34,210,800	$-	$85,976,363	$-

Operating expenses
Dandelion teas	$29,188,532	$89,216	$75,447,666	$432,713
Water purifier	10,996	18,334	440,478	55,520
Total operating expenses	$29,199,528	$107,550	$75,888,144	$488,233

Income (loss) from operations
Dandelion teas	$5,034,171	$(89,216)	$9,952,889	$(432,713)
Water purifier	(22,899)	(18,334)	135,330	(55,520)
Income (loss) from operations	$5,011,272	$(107,550)	$10,088,219	$(488,233)

	As of September 30,	As of December 31,
Segment assets	2022	2021
Dandelion teas	$34,680,003	$12,817,675
Water purifier	788,219	958,530
Total assets	$35,468,222	$13,776,205

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

NOTE 4. INVENTORIES, NET

Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$266,563	$300,918
Work in process	400,840	300,711
Finished goods	710,008	2,482,528
	1,377,411	3,084,157
Less: allowance for obsolete inventories	-	-
Inventories, net	$1,377,411	$3,084,157

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	September 30,	December 31,
	2022	2021

Buildings	$14,129	$15,771
Machinery and equipment	606,864	675,878
Office equipment	132,481	144,072
Vehicles	788,282	879,016
	1,541,756	1,714,737
Less: Accumulated depreciation	(1,151,714)	(1,039,181)
Property and equipment, net	$390,042	$675,556

Depreciation expense for the three months ended September 30, 2022 and 2021 were $73,809 and $80,318, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 were $237,750 and $235,666, respectively.

NOTE 6. PREPAID TAXES

Prepaid taxes as of September 30, 2022 and December 31, 2021, primarily consisted of prepaid VAT in the amount of $0 and $688,272, respectively, which can be used to offset VAT payable when the Company incurs sales.

NOTE 7. LOAN TO THIRD PARTIES

During the nine months ended September 30, 2022, the Company made loans to various individual sales agents in the aggregate amount of $21,409,853 pursuant to the agreements with each of the sales agents. The loans were made to each of the sales agents for the purpose of market expansion, and all loans shall be repaid in full before December 31, 2022. These loans are unsecured and bear no interest.

NOTE 8. SHORT-TERM LOAN

On March 17, 2020, Shandong Tengjunxiang and China Construction Bank entered into a one-year bank loan agreement in an amount of RMB 3,000,000, equivalent to $459,770. The term started March 17, 2020 with the maturity date on March 17, 2021. The loan balance bore an interest rate of 4.025% per annum. The Company repaid the loan together with the accrued interest in full on March 17, 2021.

During the three months ended September 30, 2022 and 2021, the Company recorded interest expense of $0. During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $0 and $4,987, respectively.

NOTE 9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following on September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accrued taxes	$13,366,389	$59,719
Advance from employees	1,982	45,787
Payable for construction and improvements	92,856	150,102
Payable for machinery and equipment	126,703	58,327
Accrued payroll	4,289	10,220
Accrued professional fees	14,000	42,000
Other	50,099	140,689
Total	$13,656,318	$506,844

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded income tax provision of $1,861,830 and $0 for the nine months ended September 30, 2022 and 2021.

Provision for income tax expense (benefit) consists of the following:

	For the Nine months Ended September 30,
	2022	2021
Current
USA	$-	$-
China	1,861,830	-
Deferred
USA	-	-
China	-	-
Total provision for income tax expense	$1,861,830	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate:

	For the Nine months Ended
	September 30,
	2022	2021
U.S. federal statutory income tax (benefit)	21.0%	(21.0)%
Foreign tax rate differential	4.1%	(4.0)%
Permanent difference	0.0%	-%
Utilization of net operating losses (NOL) carryover	(6.7)%	-%
Change in valuation allowances	0.5%	25.0%
Effective income tax rate	18.9%	-%

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

As of September 30, 2022 and December 31, 2021, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

NOTE 11. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director and CEO

Due from related party:

	September 30,	December 31,
	2022	2021

Pan Shi	$1,105	$-

Due from related party represent advances to its related parties working capital purpose. The balances are unsecured, non-interest bearing, and payable on demand.

Due to related parties:

	September 30,	December 31,
	2022	2021

Xianchang Ma	$11,333,657	$15,193,647
Qiuping Lu	85,313	328,869
Liuhong Liu	-	5,619
Pan Shi	-	3,055
Jin Tian	60	68
	$11,419,030	$15,531,258

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

The following provides details of the Company’s lease expenses:

	Three Months Ended September 30,
	2022	2021
Operating lease expenses	$-	$412

	Nine Months Ended
	September 30,
	2022	2021
Operating lease expenses	$-	$2,885

Other information related to leases is presented below:

	Nine Months Ended September 30,
	2022	2021
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from operating leases	$-	$2,885

Weighted Average Remaining Lease Term:
Operating leases	-	-

Weighted Average Discount Rate:
Operating leases	-%	4.75%

NOTE 13. EQUITY

Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with par value of $0.001 per share.

As of September 30, 2022 and December 31, 2021, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company was 70,000,000 shares with a par value of $0.001 per share. On March 30, 2022, the board of directors of the Company adopted a resolution to increase its authorized capital from 70,000,000 to 200,000,000 shares of its common stock by amending and restating the Company’s articles of incorporation.

Common Stock Issued for Reverse Merger

On December 23, 2021, the Company issued 19,285,714 shares of Company’s common stock to eleven Selling Shareholders pursuant to the Share Exchange Agreement with Tenjunxiang (see Note 1).

On July 7, 2022, the Company sold an aggregate of 25,000,000 shares of its common stock at a price of $0.10 per share to nine investors pursuant to the signed stock purchase agreements.

NOTE 14. SUBSEQUENT EVENTS

In October 2022, the Company sold an aggregate of 6,000,000 shares of its common stock at a price of $0.05 per share, to two investors pursuant to the restricted stock agreements. As of September 30, 2022, the Company received payments of $300,000 for the subscribed stock. These common shares have been issued in October 2022.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of September 30, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

The diagram below illustrates our corporate structure following the Acquisition:

We had limited operations and generated limited revenues from our business operations before the quarter ended September 30, 2022. Our independent registered public accounting firm has issued a going concern opinion for the year ended December 31, 2021. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. Accordingly, we may have to raise additional cash from various sources, including operations, controlling shareholders’ investments and debt and equity financing from third party investors.

Results of Operations

Results of Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth information from our statements of comprehensive income for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,		Change
	2022	2021	(Amount)	(Percent)
Sales revenue	$36,418,104	$-	$36,418,104	* %
Cost of Goods Sold	(2,207,304)	-	(2,207,304)	* %
Gross Profit	34,210,800	-	34,210,800	* %
Operating Expenses	(29,329,707)	(107,550)	(29,222,157)	27,171%
Operating Income (Loss)	4,881,093	(107,550)	4,988,643	(4,638)%
Interest Income (Expense)	6,273	18	6,255	34,750%
Other Income (Expense)	(7,144)	230	(7,374)	(3,206)%
Income Tax Provision	(1,265,644)	-	(1,265,644)	* %
Net Income (Loss)	3,614,578	(107,302)	3,721,880	(3,469)%
Comprehensive Income (loss)	$3,168,527	$(110,978)	$3,279,505	(2,955)%

Revenues

We generated $36,418,104 and $0 in revenues for the three months ended September 30, 2022 and 2021, respectively. The Company did not generate any revenue during the three months ended September 30, 2021 due to the impact of COVID-19.

During the three months ended September 30, 2022, sales of dandelion teas, certain nutraceutical products, and water treatment accessories generated $36,431,512 in revenue, constituting approximately 100% of the total revenue for that quarter, and sales of water purifiers generated negative revenue of $13,408 due to sales returns, representing approximately 0% of the total revenue for such quarter.

The following is the sales breakdown by segment during the three months ended September 30, 2022 and 2021:

	For the three months ended
	September 30,
	2022		2021
Dandelion teas	$36,431,512	100%	$-	-%
Water purifier	(13,408)	(0)%	-	-%
Total	$36,418,104	100%	$-	-%

Cost of Goods Sold

Our cost of goods sold was $2,207,304 and $0 for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, cost of sales of dandelion teas, certain nutraceutical products, and water treatment accessories was $2,208,809, constituting approximately 100% of the total cost of goods sold, and cost of sales of water purifiers was $(1,505), representing approximately negative 0% of the total cost of goods sold due to the cost adjustment in connection with the sales returns. The Company did not incur any cost in the three months ended September 30, 2021 because there were no sales during the third quarter of 2021.

The following is the cost of goods sold breakdown by segment during the three months ended September 30, 2022 and 2021:

	For the three months ended
	September 30,
	2022		2021
Dandelion teas	$2,208,809	100%	$-	-%
Water purifier	(1,505)	0%	-	-%
Total	$2,207,304	100%	$-	-%

Gross Profit

Our gross profit was $34,210,800 and $0 for the three months ended September 30, 2022 and 2021, respectively. The gross profit as a percentage of net revenue for the Dandelion teas was 94% for the three months ended September 30, 2022. The gross profit as a percentage of net revenue for the Water purifiers was approximately 89% for the three months ended September 30, 2022.

The following table presents gross profit by segment for three months ended September 30, 2022 and 2021:

	For the three months ended
	September 30,
	2022		2021
Dandelion teas	$34,222,703	100%	$-	-%
Water purifier	(11,903)	(0)%	-	-%
Total	$34,210,800	100%	$-	-%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising and product promotional expenses.

Our selling and marketing expenses were $28,990,991 for the three months ended September 30, 2022 as compared to $9,188 for the three months ended September 30, 2021. Our total selling and marketing expenses increased by $28,981,803 or 315,431% during the three months ended September 30, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $338,716 for the three months ended September 30, 2022 as compared to $98,362 for the three months ended September 30, 2021. Our general and administrative expenses increased by $240,354 or 244% during the three months ended September 30, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and SEC public disclosures.

Interest income (expense)

Interest income (expense) was $6,273 for the three months ended September 30, 2022 as compared to $18 for the three months ended September 30, 2021. Our total interest income increased by $6,255 or 34,750% during the three months ended September 30, 2022, compared to the same period in 2021. The increase in interest income was primarily due to the interest earned from the Company’s bank savings accounts.

Net Income (Loss)

Our net income was $3,614,578 for the three months ended September 30, 2022 as compared to net loss of $107,302 for the three months ended September 30, 2021, increased by $3,721,880 or 3,469% as a result of the above factors.

Foreign Currency Translation Loss

We had $(446,051) in foreign currency translation loss during the three months ended September 30, 2022 as compared to $(3,676) in foreign currency translation loss during the three months ended September 30, 2021, reflecting a change of $442,375 or 12,034%. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Results of Operations – Nine Months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

The following table sets forth information from our statements of comprehensive income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,		Change
	2022	2021	(Amount)	(Percent)
Sales revenue	$91,992,680	$-	$91,992,680	* %
Cost of Goods Sold	(6,016,317)	-	(6,016,317)	* %
Gross Profit	85,976,363	-	85,976,363	* %
Operating Expenses	(76,139,816)	(488,233)	(75,651,583)	15,495%
Operating Income (Loss)	9,836,547	(488,233)	10,324,780	(2,115)%
Interest Income (Expense)	13,694	(4,959)	18,653	(376)%
Other Income (Expense)	(7,218)	(2,290)	(4,928)	215%
Income Tax Provision	(1,861,830)	-	(1,861,830)	* %
Net Income (Loss)	7,981,193	(495,482)	8,476,675	(1,711)%
Comprehensive Income (loss)	$7,479,203	$(512,454)	$7,991,657	(1,559)%

Revenue

We generated $91,992,680 and $0 in revenues for the nine months ended September 30, 2022 and 2021, respectively. The Company did not generate any revenue during the nine months ended September 30, 2021 due to the impact of COVID-19.

During the nine months ended September 30, 2022, sales of dandelion teas, certain nutraceutical products, and water treatment accessories generated $91,339,855 in revenue, constituting approximately 99% of the total revenue for that period, and sales of water purifiers generated $652,825 in revenue, representing approximately 1% of the total revenue for such period.

The following is the sales breakdown by segment during the nine months ended September 30, 2022 and 2021:

	For the nine months ended
	September 30,
	2022		2021
Dandelion teas	$91,339,855	99%	$-	-%
Water purifier	652,825	1%	-	-%
Total	$91,992,680	100%	$-	-%

Cost of Goods Sold

Our cost of goods sold was $6,016,317 and $0 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, cost of sales of dandelion teas, certain nutraceutical products, and water treatment accessories was $5,939,300, constituting approximately 99% of the total cost of goods sold, and cost of sales of water purifiers was $77,017, representing approximately 1% of the total cost of goods sold. The Company did not incur any cost in the nine months ended September 30, 2021 because there were no sales during the same period of 2021.

The following is the cost of goods sold breakdown by segment during the nine months ended September 30, 2022 and 2021:

	For the nine months ended
	September 30,
	2022		2021
Dandelion teas	$5,939,300	99%	$-	-%
Water purifier	77,017	1%	-	-%
Total	$6,016,317	100%	$-	-%

Gross Profit

Our gross profit was $85,976,363 and $0 for the nine months ended September 30, 2022 and 2021, respectively. The gross profit as a percentage of net revenue for the Dandelion teas was 93% for the nine months ended September 30, 2022. The gross profit as a percentage of net revenue for the Water purifiers was approximately 88% for the nine months ended September 30, 2022.

The following table presents gross profit by segment for nine months ended September 30, 2022 and 2021:

	For the nine months ended
	September 30,
	2022		2021
Dandelion teas	$85,400,555	99%	$-	-%
Water purifier	575,808	1%	-	-%
Total	$85,976,363	100%	$-	-%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising and product promotional expenses.

Our selling and marketing expenses were $75,301,827 for the nine months ended September 30, 2022 as compared to $26,066 for the nine months ended September 30, 2021. Our total selling and marketing expenses increased by $75,275,761 or 288,789% during the nine months ended September 30, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses were $837,989 for the nine months ended September 30, 2022 as compared to $462,167 for the nine months ended September 30, 2021. Our general and administrative expenses increased by $375,822 or 81% during the nine months ended September 30, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and SEC public disclosures.

Interest income (expense)

Interest income (expense) was $13,694 for the nine months ended September 30, 2022 as compared to $(4,959) for the nine months ended September 30, 2021, representing an increase from interest expense to interest income by $18,653, or 376% during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to the repayment of a short-term bank loan on March 17, 2021 and the interest earned from Company’s bank savings accounts.

Net Income (Loss)

Our net income was $7,981,193 for the nine months ended September 30, 2022 as compared to net loss of $495,482 for the nine months ended September 30, 2021, increased by $8,476,675 or 1,711% as a result of the above factors.

Foreign Currency Translation Loss

We had $(501,990) in foreign currency translation loss during the nine months ended September 30, 2022 as compared to $(16,972) in foreign currency translation loss during the nine months ended September 30, 2021, reflecting a change of $485,018 or 2,858%. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

	September 30,	December 31,	Change
	2022	2021	(Amount)	(Percent)

Current Assets	$27,222,418	$4,628,531	22,593,887	488%
Current Liabilities	$27,663,574	$16,316,116	11,347,458	70%
Working Capital (deficit)	$(441,156)	$(11,687,585)	11,246,429	(96)%

Our working capital deficit was $441,156 as of September 30, 2022 as compared to $11,687,585 as of December 31, 2021, a decrease of $11,246,429 or 96%. The decrease in working capital deficiency is primarily due to the increase in cash inflow from revenue and the increase in the loans to third parties that are related to our operating activities during the nine months ended September 30, 2022.

Cash Flow from Operating Activities

Our net cash provided by operating activities were $4,024,609 for the nine months ended September 30, 2022 as compared to $319,710 of net cash used in operating activities for the nine months ended September 30, 2021, reflecting an increase of $4,344,319 or 1,359%. The increase was primarily due to the increase in net income, the decrease in inventories, prepaid taxes, and increase in accounts payable and taxes payable, partially offset by the increase in loan to third parties during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cash Flow from Investing Activities

Our net cash used in investing activities was $250,689 for the nine months ended September 30, 2022 as compared to that of $279,705 for the nine months ended September 30, 2021, reflecting a decrease of $29,016 or 10%. The decrease in net cash used in investing activities was primarily due to the decrease in payment for acquisition of equipment during the nine months ended September 30, 2022 as compared to those items in the nine months ended September 30, 2021.

Cash Flow from Financing Activities

Our net cash provided by financing activities were $125,330 for the nine months ended September 30, 2022 as compared to $612,003 of net cash provided by financing activities for the nine months ended September 30, 2021, representing a decrease of $486,673 or 80%. The decrease was primarily due to the repayment of loans from related parties during the nine months ended September 30, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Inventories

Our inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories consist of raw materials, goods in process, and finished goods. We review our inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of September 30, 2022 and December 31, 2021, the allowance for obsolete inventories was $0 and $0, respectively.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the three and nine months ended September 30, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of September 30, 2022 and December 31, 2021 was $8,044,587 and $8,726,299, respectively.

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

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. During the three and nine months ended September 30, 2022, the Company also engaged in the sale of certain nutraceutical products and water treatment accessories. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements for the three and nine months ending September 30, 2022 and 2021.

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

Based on management’s assessment, we have concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2021. These weaknesses have existed since our inception on June 28, 2010 and, as of September 30, 2022, have not been remediated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2022, the Company entered into two restricted stock agreements (the “Restricted Stock Agreements”) pursuant to which the Company issued and sold a total of 6,000,000 shares of the Company’s Common Stock to a consultant and an independent contractor of the Company, at a purchase price of $0.05 per share for a total price of $300,000.

The foregoing description of the Restricted Stock Agreements does not purport to be complete and is qualified in its entirety by reference to the entire Restricted Stock Agreement, a form of which is filed as Exhibit 10.1 hereto, and incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Restricted Stock Agreement

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	INLINE XBRL INSTANCE DOCUMENT

101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed along with this document
**	The certification attached as Exhibit 32.1 accompanying this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tengjun Biotechnology Corp.

Date: November 14, 2022	By:	/s/ Xianchang Ma
	Name:	Xianchang Ma
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)