Form 10-K
period 2022-12-31
Tengjun Biotechnology Corp.
filed 2023-04-17
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $84,732,207.

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2023, was 99,309,169.

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

ITEM. 1 BUSINESS

Corporate History and Structure

We were incorporated on June 28, 2010 in the State of Nevada under the name “Island Radio, Inc.” and changed our name to “China Herb Group Holdings Corporation” effective July 17, 2012. On December 9, 2019, the Company changed its corporate name to “Tengjun Biotechnology Corp.” As a Nevada holding company, and not a Chinese operating company, Tengjun Biotechnology Corp. (“Tengjun”, the “Company”, “we” or “us”) operates primarily through its PRC subsidiaries in China and this structure involves unique risks to the investors. We conduct business primarily in mainland China and as a result are subject to mainland Chinese law. There are legal and operational risks associated with having operations in mainland China. The Chinese regulatory authorities could disallow this direct ownership structure, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless. See “Risk Factors - Risks Relating to Doing Business in the PRC”.

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

In connection with the acquisition of the Target pursuant to the Share Exchange Agreement, the Company entered into the Chinese tea and water purifier business through its newly acquired subsidiary, the Target Company, which owns four corporate entities: (i) Tengjunxiang Biotechnology HK Limited (“Tengjun HK”), a company formed in Hong Kong and wholly owned by the Target, (ii) Shandong Minfu Biotechnology Co., Ltd. (“WFOE”), a wholly foreign owned entity formed under the laws of China and wholly owned by Tengjun HK, (iii) Shandong Tengjunxiang Biotechnology Co., Ltd. (“Shangdong Tengjunxiang” or “Tengjunxiang”), a company formed under the laws of China and 94.95% owned by WFOE, and (iv) Jinxiang County Kanglong Water Purification Equipment Co. Ltd. (“Kanglong”), a company formed under the laws of China and wholly-owned subsidiary of Shandong Tengjunxiang. The parties to this Agreement closed the transaction contemplated therein on December 23, 2021.

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

As of the date hereof, no dividends, distribution of earnings or other transfers of funds have occurred among Tengjun, Tengjunxiang Biotechnology Ltd. (“Tengjunxiang Cayman”), Tengjunxiang Biotechnology HK Ltd. (“Tengjunxiang HK”), Shandong Minfu Biotechnology Co. Ltd. (the “WFOE”) and the PRC subsidiaries or the investors of Tengjun. For the foreseeable future, we intend to use earnings for research and development, to develop new products and to expand our production capacity. As a result, we do not expect to pay any cash dividends or distribute any earnings to our shareholders. To the extent that we may in the future seek to fund the business through distribution, dividends or transfer of funds among Tengjun, Tengjunxiang Cayman, Tengjunxiang HK, the WFOE and the PRC subsidiaries, any such transfer of funds with PRC subsidiaries is subject to the PRC governmental regulations. The structure of cash flows within Tengjun, Tengjunxiang Cayman, Tengjunxiang HK, the WFOE and the PRC subsidiaries and a summary of the applicable regulations is as follows: Within the direct holding structure, the cross-border transfer of funds within us and our PRC subsidiaries is legal and compliant with the laws and regulations of the PRC. The PRC subsidiaries’ ability to distribute dividends is based upon their distributable earnings. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of the PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of their registered capitals. These reserves are not distributable as cash dividends.

Business Strategy

Compared with other teas, dandelion teas enjoy the reputation of having health benefits in China. It is a household concept in China that drinking dandelion teas may clean the consumers’ livers and purify their digestion system. We intend to leverage that deep-rooted concept to market its products to the Chinese consumers.

As of December 31, 2022, we through our operating subsidiaries produced only two types of teas, green dandelion tea and black dandelion tea with another line of business of manufacturing and selling consumer water purifiers. Our tea products are focused on not only their taste but also their aesthetic presentation and health benefits. We have started official marketing and distribution of our products, and offer our products in certain flagship stores in China through regional representatives, online stores and WeChat marketing.

The Company has devoted substantial resources to establish the entire dandelion production chain, from research and development, plant cultivation, tea leaves selection, processing, to storing and distributing to the market. Shandong Tengjunxiang, our operating subsidiary in the PRC, was founded in 2014 and has used the past 8 years to cultivate the dandelion farms, construct its tea manufacturing factory, research and development center and office buildings. Shandong Tengjunxiang has a wholly-owned subsidiary, Kanglong, which is in the business of design and development of consumer water purifiers, which are manufactured by our partners and sold by us.

Our goal is to become a household brand of dandelion tea in each city where we plan to operate our stores, by selling the finest quality teas and related products, and by providing customers with premium post-sales services.

Principal Products

The Company’s main tea products are Mincheng Black Dandelion Tea and Mincheng Green Dandelion Tea, of various packages and sizes. Company’s subsidiary Kanglong focuses on designing and developing consumer water purifiers which are manufactured by our partners. Sales of such water purifiers by us in the Shandong Province and other provinces in China by our subsidiary Tengjunxiang made up a substantial portion of the revenue of the Company for the fiscal year ended December 31, 2022.

In addition to the featured dandelion teas, we also are trying to market and distribute Ejiao (donkey hide gelatin candies), other tea products (including “Puxichun” tea), packed multigrain porridge, and other nutraceutical products in Shandong Province and other provinces in China.

Production Process

The Company has two operating campuses, Tengjunxiang Campus I and Tengjunxiang Campus II, and one campus under construction. Tengjunxiang Campus I occupies approximately 52.5 acres of land located in Jining City Food Industry Park. Inside Tengjunxiang Campus I, there is one tea factory of a total 16,000 square meters that produces green dandelion tea and black dandelion tea. Our factory has received the “Quality Management System Certificate,” “Food Safety Management System Certification” and “Environmental Management System Certificate” issued by Beijing Shenghui Certification Service Co., Ltd. The Company’s factory is equipped with two modern tea production lines, three manual tea selection lines, one smart packing line having the capacity of producing 6 tons of green dandelion tea and 3 tons of black dandelion tea on a daily basis.

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

Competitive Strength

The Company believes the following competitive strengths will contribute to the future sales growth:

●	Premium Tea Products - We can produce high quality dandelion green and red teas on a large scale, which can satisfy customers’ need for freshness, healthiness, and trendiness in all seasons.

●	Focus on Dandelion- We have shifted our production focus to dandelion teas with firm belief that the Chinese consumers have unmet demands on dandelion products due to the Chinese herbal medicine concept that dandelion teas have certain health benefits.

●	Cost Performance - Because we can produce tea products on a massive scale from the tea factory, We offer high-quality teas for competitive prices in the Chinese consumer market.

●	Integrated streamline process- We own and control the entire tea production line, from growing and farming dandelion leaves (from its own farm and local farms with dandelion purchase arrangements), selecting dandelion leaves, processing dandelion leaves into dandelion teas, packing and storing finished tea products.

●	Dedicated Marketing Team- We are building our experienced and skilled marketing and sales team to distribute our dandelion teas and water purifiers in China.

●	High Quality Post-sales Services- We have trained an experienced and knowledgeable customer service team devoted to consumer post-sales services.

Sales and Marketing

We plan to open at least one franchise store in each city, with a goal to reach 10,000 franchise dandelion tea stores in China. We intend to provide in-depth training to its sales force about its dandelion tea products, including their health benefits and skills and tips of making dandelion tea. With respect to the supplies of tea products, the Company intends to use the spoke-hub model whereby each regional hubs would transport and distribute the tea products to local stores in that region and also collect the returned products. With respect to consumers in Shandong Province where our headquarters are, we have formed a seven-person sales committee to research and analyze the customers’ feedback and needs for tea products and then continue to change and improve the tea products. We expect to leverage the one trademark for the tea products, “Mincheng Dandelion” to further market and sell our teas to provinces outside Shandong.

For future franchise stores outside Shandong Province, Company plans to actively monitor and manage the performance of the stores and seek to incorporate information learned through the monitoring process into its analytic process and future site selection and store retention decisions.

The Company intends to team up with China’s leading online stores and food ordering and delivery platforms to allow consumers to order its dandelion teas through the Internet. Most of our tea products are suitable for delivery because of their long shelf life. The black dandelion tea in theory will not expire for years and the longer it is stored under proper conditions the better the black dandelion tea will taste.

Business Development and Turnaround

In connection with the acquisition of Tengjunxiang pursuant to the Share Exchange Agreement, the Company with its subsidiaries commenced its business operations in processing, packaging, distribution and sale of dandelion teas, producing and sale of water purifiers in China through Tengjunxiang and its subsidiaries in the People’s Republic of China.

The Company started its dandelion teas business in 2017. Dandelion teas typically take two to three years to be fermented before drying and packaging for sale. The Company also developed a new business segment involving the sale of water purifiers with features of energy conservation and environmental protection. The Company’s water purifiers provide the customers with a home water solution system for drinking water, cooking water, washing water, and sewer water by filtering tap water.

However, starting in late January 2020, the COVID-19 pandemic triggered a series of lockdowns, social distancing requirements and travel restrictions that had significantly and negatively affected the business operations of the Company as well as its merchants, business partners and other participants in the Company’s ecosystem. The Company’s subsidiaries in China had suspended its normal business operations from early 2020 to late 2021 and could not make any sales until early 2022. Since January 2022, the Company has resumed its business operations and started to turn around to generate revenues and be profitable. Especially, the Company’s water purifiers have been highly demanded by customers with increased awareness of water pollution hazard. In response to the strong demand of the market, the Company has timely taken actions to expand its sales agent team and further promoted the products through its sales network. As a result, during the year ended December 31, 2022, the Company generated revenue of $150,136,738 and profit of $11,971,674, respectively, as disclosed in the Result of Operations below. The Company expects that the sales growth momentum in both dandelion teas and water purifier segments will continue in the following years.

Employees

As of the date of this report, we had 27 full-time employees who work primarily from Shandong, China. We have employment contracts with all of our full-time employees in accordance with the relevant PRC laws. There are no collective bargaining contracts covering any of our full-time employees. We believe our relationship with our full-time employees is satisfactory. In addition, from time to time, we hire part-time workers for our business operations.

We have made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and birth insurance. The Company records a contribution in the general administration expenses when incurred.

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

As of the date of this report, the Company, including its subsidiaries, has 18 utility model patents registered in China regarding its water purifiers, all of which are registered under its subsidiary Kanglong. In addition, the Company, through Shandong Tengjunxiang, owns the trademark of “Mincheng Dandelion” (in Chinese) registered with China Intellectual Property Administration.

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

Seasonality

The sale of our dandelion teas (including green and black dandelion teas) is not subject to seasonality in China. In addition, following the abatement of COVID-19, our consumer water purifiers are not subject to major seasonality trends. We are focusing on marketing and sales of our dandelion teas and water purifiers as the featured products for the entire company.

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

PRC Laws and Regulations Relating to Our Business

Our business and operations in the PRC are subject to government rules and regulations, including food safety, food manufacturing permit, environmental, working safety, and health regulations. Shandong Tengjunxiang, the majority-owned subsidiary of the Company, holds food manufacturing permit (valid until April 28, 2024), value added telecommunication license (valid until November 17, 2025), and auction transaction permit (valid until September 16, 2030). We also obtained the Business License from the Market Supervision Administration of Jining City and Food Business License from the Food and Drug Administration of Jinxiang County, for the consumer retail industry, producing, distributing and marketing featured dandelion teas and water purifiers in the PRC, which is the main business we operate in the PRC. In addition, our factory has received the “Quality Management System Certificate,” “Food Safety Management System Certification” and “Environmental Management System Certificate” issued by Beijing Shenghui Certification Service Co., Ltd.

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

We are at a nascent stage of our operations. Our ability to successfully scale the tea and consumer water purification businesses depends on many factors, including:

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

The Chinese tea market is highly fragmented. We compete directly with a large number of relatively small independently owned tea retailers and a number of regional and national tea retailers, as well as retailers of grocery products, including loose-leaf tea and tea bags and other beverages. We compete with these retailers on the basis of taste, quality and price of products offered, store atmosphere, location, customer service and overall customer experience. We must spend considerable resources to differentiate our customer experience. Some of our competitors may have greater financial, marketing and operating resources than we do. Therefore, despite our efforts, our competitors may be more successful than us in attracting customers. In addition, as we continue to drive growth in Shandong Province, our success, combined with relatively low barriers to entry, may encourage new competitors to enter the market. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

If we are unable to maintain sufficient levels of cash flow, we may not meet our growth expectations.

We may be unable to obtain any necessary financing on commercially reasonable terms to pursue or maintain our growth strategy. If we are unable to pursue or maintain our growth strategy, the market price of our common stock could decline, and our results of operations and profitability could suffer.

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

Consumer purchases of specialty retail products, including our products, are historically affected by economic conditions such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, tax rates, fuel prices and the level of consumer confidence in prevailing and future economic conditions. Since the second half of 2019, the recent inflationary pressures in China have materially impacted our operations. We are currently facing inflationary pressures caused by the increase of transportation cost due to the rising global crude oil prices and potential decline in consumer discretionary spending on our products caused by the inflation-related pricing increases on non-discretionary consumer items. Transportation is a key part of our business operations. We rely on gasoline-run vehicles to distribute our products, and thus the cost of transportation directly impacts our operations. Due to the rising global crude oil prices, our transportation cost has increased significantly. Consequently, the costs of shipping and distributing our products have increased significantly, which has imposed adverse effects on our business. In addition, we are facing the risk that discretionary consumer purchases may decline during recessionary periods, high inflation rate periods, or at other times when disposable income is relatively lower. Our financial performance may become susceptible to economic and other conditions in regions or countries where we market and distribute our products. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

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

A shortage in the supply, a decrease in the quality or an increase in the price of tea or water purifiers as a result of weather conditions, labor shortage, shipping costs, regulatory changes, crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business segments, products, lines of services and overall business operations.

Although we have our own dandelion farm, we also purchase dandelion leaves from local farms which have contracts with us. The supply and price of tea are subject to fluctuation, depending on demand and other factors outside of our control. In order to maintain our supply to meet consumer demand, we determined the volume of dandelion tea production based on market orders and accordingly attempt to adjust our production volume based on the market demand.

However, although our line of dandelion business has not experienced any of the following factors, the supply, quality and price of our teas can be affected by multiple factors in the future, including:

●	labor shortages for dandelion farming and processing;

●	cybersecurity attacks in our supply chain;

●	adverse weather conditions, including floods, drought and temperature extremes, earthquakes, tsunamis, and other natural disasters;

●	surges or declines in consumer demand of our tea products for which we are unable to adequately adjust the supply.

To prevent adverse weather conditions from affecting our dandelion harvests, we built a small meteorological observation station on our dandelion farm. Our meteorological observation station can monitor and automatically adjust the amount of water supply to keep the soil moist and to increase yield and quality of our dandelion. Dandelion tea may be vulnerable to crop disease and pests, which may vary in severity and effect. The costs to control disease and pest damage vary depending on the severity of the damage and the extent of the plantings affected. Moreover, there can be no assurance that available technologies to control such conditions will continue to be effective. These conditions can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

With respect to the water purifiers, we were forced to suspend our manufacture of the water purifiers in the fiscal years of 2020 and 2021 due to the broad COVID-19 related restrictions on transportation in China in such periods. As such, our water purifier segment was adversely affected by such regulatory action. In 2022, we have contracted a third party manufacturer to produce certain water purifiers that meet our specific requirements and demands and therefore we have mitigated the impacts of the recent transportation restrictions on the water purifier business line.

In addition to our recent experience of temporary production suspension in the water purifier segment due to regulatory changes, the supply, quality and price of our water purifiers can be affected by multiple factors in the future, including:

●	suspension of the production, purchase, sale or maintenance of the water purifiers due to a lack of raw materials, parts, or equipment; reduced headcounts of our manufacturer; or delayed projects;

●	labor shortages of our third party suppliers;

●	cybersecurity attacks in our supply chain;

●	higher costs due to increases in oil and shipping costs; or

●	surges or declines in consumer demand for the water purifiers for which we are unable to adequately adjust our supply.

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

In December 2019, a novel strain of coronavirus causing respiratory illness, or COVID-19, has surfaced in Wuhan, China, spreading at a fast rate in January and February of 2020, and confirmed cases were also reported in other parts of the world. In reaction to this outbreak, a number of countries imposed travel suspensions to and from China following the World Health Organization’s “public health emergency of international concern” (PHEIC) announcement on January 30, 2020. Since this outbreak, business activities in China and many other countries including U.S. have been disrupted by a series of emergency quarantine measures taken by the government.

China has begun to relax its zero-COVID policy at the end of 2022, which has prompted uncertainties about the economic and market outlook. A wide range of possible outcomes are possible, some of which could be highly unfavorable to our business. There remains uncertainty as to the future impact of the virus, especially in light of this change in domestic policy. The extent to which COVID-19 impacts our results of operations going forward will depend on future developments which are highly uncertain and unpredictable, including the frequency, duration and extent of outbreaks of COVID-19, the appearance of new variants with different characteristics, the success or failure of efforts to contain or treat cases, and future actions we or regulators may take in response. China may experience lower domestic consumption, higher unemployment, severe disruptions to exporting of goods to other countries and greater economic uncertainty, which may negatively affect our business and financial performance.

Although the COVID-19 pandemic has since abated, the extent to which COVID-19 may continue to negatively impact our business is highly uncertain and cannot be accurately predicted. Our intended marketing and sales efforts of our products have been delayed due to COVID-19. We believe that the coronavirus outbreak and the measures taken to control it may continue to have a negative impact on not only our business, but economic activities globally. The magnitude of this negative effect on the continuity of our business operation in China and U.S. remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations, and as a result affect our share price and create more volatility.

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

Due to factors such as adverse weather conditions, our operating results are subject to fluctuations.

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

If our forecasts exceed demand, we could experience excess inventory in the short-term, excess manufacturing capacity in the short and long-term, and/or price decreases, all of which could impact our financial performance. In addition, we may be contractually bound to minimum purchase commitments over a period of time which exceed customer demand. Alternatively, if the demand exceeds our forecasts significantly beyond our current production capacity, we may not be able to satisfy customer demand, which could result in a loss of market share if our competitors are able to meet customer demand. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income.

Incidents involving tampering, adulteration, contamination or mislabeling of our dandelion tea, whether or not accurate, as well as adverse public or medical opinions about the health effects of consuming our dandelion products, could harm our business.

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

Risks Relating to Doing Business in the PRC

The Chinese regulatory authorities could disallow our direct ownership structure, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless.

As a Nevada holding company, and not a Chinese operating company, the Company operates through its PRC subsidiaries in mainland China and this structure involves unique risks to the investors. We conduct business primarily in mainland China and as a result are subject to mainland Chinese law. There are legal and operational risks associated with having operations in mainland China. The Chinese regulatory authorities could disallow this direct ownership structure, which would likely result in a material change in our operations and/or a material change in the value of the securities we are registering for sale, including that it could cause the value of such securities to significantly decline or become worthless.

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

On February 17, 2023, the China Securities Regulatory Commission (“CSRC”) released a set of regulations, including the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and certain supporting guidelines, collectively, the Filing Measures, effective March 31, 2023. On February 24, 2023, the CSRC, the State Secrecy Bureau, the State Archives Administration and the Ministry of Finance jointly promulgated the Provisions on Strengthening the Confidentiality and File Management Work Related to Overseas Issuance and Listing of Securities by Domestic Enterprises, which came into force on March 31, 2023. The provisions aim to develop a gatekeeping mechanism in the provision of information by domestic enterprises to the relevant securities companies, securities service institutions, overseas regulatory authorities or other entity or individual, so as to prevent sensitive information from leakage and prescribe protective protocols for any residual sensitive information that still has to be provided. The impact of such new measures remains to be seen and further regulatory changes may have an adverse impact on our ability to operate our businesses in China.

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

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China and Hong Kong. On December 29, 2022, the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”) was signed into law, amending the HFCAA and requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchange if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

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

On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework. On December 15, 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate the previous 2021 Determination Report to the contrary.

On March 23, 2023, we elected not to continue the engagement of KCCW Accountancy Corp. serving as the Company’s independent registered public accounting firm and approved the engagement of PWN LLP as the Company’s new independent registered public accounting firm. Our auditor PWN LLP is an independent registered public accounting firm with the PCAOB and is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis. However, the above recent developments may have added uncertainties to our securities trading on the OTC Markets, to which the OTC Markets may apply additional and more stringent criteria with respect to our auditor’s audit and quality control procedures, adequacy of personnel and training, sufficiency of resources, geographic reach, and experience as related to their audits. If our independent registered public accounting firm fails to permit PCAOB to inspect its firm, our common stock may be prohibited from trading on the OTC Markets or subject to delisting by the stock exchange where such common shares will be listed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 200,000,000 shares of common stock, with a par value of $0.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of March 31, 2023, there were 99,309,169 shares of our common stock issued and outstanding and 0 share of preferred stock issued and outstanding. As of March 31, 2023, our shares of common stock were held by approximately 167 stockholders of record.

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

	Fiscal 2022		Fiscal 2021
	High	Low	High	Low
First Quarter ended March 31	$3.00	$3.00	$55.00	$55.00
Second Quarter ended June 30	$3.00	$3.00	$55.00	$3.00
Third Quarter ended September 30	$4.00	$3.00	$3.00	$3.00
Fourth Quarter ended December 31	$4.00	$4.00	$3.00	$3.00

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2022, we have not adopted an equity compensation plan and have not granted any stock options.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and cash flows for the years ended December 31, 2022 and 2021 and financial condition as of December 31, 2022 should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

Results of Operations – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table sets forth information from our statements of comprehensive income for the year ended December 31, 2022 and 2021:

	Year Ended
	December 31,		Change
	2022	2021	(Amount)	(Percent)
Sales revenue	$150,136,738	$-	$150,136,738	* %
Cost of Goods Sold	(9,722,341)	-	(9,722,341)	* %
Gross Profit	140,414,397	-	140,414,397	* %
Operating Expenses	(124,350,261)	(738,234)	(123,612,027)	16,744%
Operating Income (Loss)	16,064,136	(738,234)	16,802,370	(2,276)%
Interest Income (Expense)	22,890	(4,970)	27,860	(561)%
Other Income (Expense)	(805,421)	(4,321)	(801,100)	18,540%
Income Tax Provision (Benefit)	(3,309,931)	-	(3,309,931)	* %
Net Income (Loss)	11,971,674	(747,525)	12,719,199	(1,702)%
Comprehensive Income (loss)	$11,706,439	$(783,816)	$12,490,255	(1,594)%

Revenues

We generated $150,136,738 and $0 in revenues for the year ended December 31, 2022 and 2021, respectively. The Company did not generate any revenue during the year ended December 31, 2021 due to the impact of COVID-19.

During the year ended December 31, 2022, sales of dandelion teas, certain nutraceutical products, and water treatment accessories generated $21,323,222 in revenue, constituting approximately 14.2% of the total revenue for that year, and sales of water purifiers generated $128,813,516 in revenue, representing approximately 85.8% of the total revenue for such year.

The following is the sales breakdown by segment during the year ended December 31, 2022 and 2021:

	For the year ended
	December 31,
	2022		2021
Dandelion teas	$21,323,222	14.2%	$-	-%
Water purifier	128,813,516	85.8%	-	-%
Total	$150,136,738	100.0%	$-	-%

Cost of Goods Sold

Our cost of goods sold was $9,722,341 and $0 for the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, cost of sales of dandelion teas, certain nutraceutical products, and water treatment accessories was $2,456,221, constituting approximately 25.3% of the total cost of goods sold, and cost of sales of water purifiers was $7,266,120, representing approximately 74.7% of the total cost of goods sold of such year. The Company did not incur any cost in the year ended December 31, 2021 because there were no sales during the year of 2021.

The following is the cost of goods sold breakdown by segment during the year ended December 31, 2022 and 2021:

	For the year ended
	December 31,
	2022		2021
Dandelion teas	$2,456,221	25.3%	$-	-%
Water purifier	7,266,120	74.7%	-	-%
Total	$9,722,341	100.0%	$-	-%

Gross Profit

Our gross profit was $140,414,397 and $0 for the year ended December 31, 2022 and 2021, respectively. The gross profit as a percentage of net revenue for the Dandelion teas was 88.5% for the year ended December 31, 2022. The gross profit as a percentage of net revenue for the Water purifiers was approximately 94.4% for the year ended December 31, 2022.

The following table presents gross profit by segment for year ended December 31, 2022 and 2021:

	For the year ended
	December 31,
	2022		2021
Dandelion teas	$18,867,001	88.5%	$-	-%
Water purifier	121,547,396	94.4%	-	-%
Total	$140,414,397	93.5%	$-	-%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising and product promotional expenses.

Our selling and marketing expenses were $123,157,529 for the year ended December 31, 2022 as compared to $28,499 for the year ended December 31, 2021. Our total selling and marketing expenses increased by $123,129,030 or 432,047% during the year ended December 31, 2022, compared to the same period in 2021. Such increase in selling and marketing expenses was mainly due to the significant increase in sales commission.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses and other corporate overhead costs.

The general and administrative expenses was $1,192,732 for the year ended December 31, 2022 as compared to $709,735 for the year ended December 31, 2021. Our general and administrative expenses increased by $482,997 or 68% during the year ended December 31, 2022, compared to the same period in 2021. Such increase in general and administrative expenses was mainly due to the increase in legal, accounting, printing, and stock transfer agent fees that were associated with the Company’s merger and SEC public disclosures.

Interest income (expense)

Interest income was $22,890 for the year ended December 31, 2022 as compared to interest loss of $4,970 for the year ended December 31, 2021. Our total interest income increased by $27,860 or 561% during the year ended December 31, 2022, compared to the same period in 2021. The increase in interest income was primarily due to the interest earned from the Company’s bank savings accounts.

Income tax provision

Income tax provision was $3,309,931 for the year ended December 31, 2022 as compared to $0 for the year ended December 31, 2021. There was no income tax provision in the year of 2021 because the Company had loss before provision for income tax.

Net Income (Loss)

Our net income was $11,971,674 for the year ended December 31, 2022 as compared to net loss of $747,525 for the year ended December 31, 2021, increased by $12,719,199 or 1,702% as a result of the above factors.

Foreign Currency Translation Loss

We had foreign currency translation loss of $265,235 during the year ended December 31, 2022 as compared to foreign currency translation loss of $36,291 during the year ended December 31, 2021, reflecting a change of $228,944 or 631%. Such increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

	December 31,	December 31,	Change
	2022	2021	(Amount)	(Percent)
Current Assets	$50,569,077	$4,628,531	$45,940,546	993%
Current Liabilities	43,656,963	16,316,116	27,340,847	168%
Working Capital (deficit)	6,912,114	(11,687,585)	18,599,699	(159)%

Our working capital was $6,912,114 as of December 31, 2022 as compared to working capital deficit of $11,687,585 as of December 31, 2021, an increase in working capital of $18,599,699 or 159%. The increase in working capital is primarily due to the increase in cash inflow from revenue and the increase in the loans to third parties that are related to our operating activities during the year ended December 31, 2022.

Cash Flow from Operating Activities

Our net cash provided by operating activities were $1,347,451 for the year ended December 31, 2022 as compared to $561,297 of net cash used in operating activities for the year ended December 31, 2021, reflecting an increase of $1,908,748 or 340%. The increase was primarily due to the increase in net income, the decrease in inventories, prepaid taxes, and increase in accounts payable and taxes payable, partially offset by the increase in loan to third parties during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Cash Flow from Investing Activities

Our net cash used in investing activities was $503,802 for the year ended December 31, 2022 as compared to that of $20,599 for the year ended December 31, 2021, reflecting an increase of $483,203 or 2,346%. The increase in net cash used in investing activities was primarily due to the increase in an equity investment during the year ended December 31, 2022 as compared to those items in the year ended December 31, 2021.

Cash Flow from Financing Activities

Our net cash provided by financing activities were $1,776,551 for the year ended December 31, 2022 as compared to $860,718 of net cash provided by financing activities for the year ended December 31, 2021, representing a decrease of $915,833 or 106%. The increase was primarily due to the proceeds received from issuance of the Company’s stock shares, offsetting by repayment of loans from related parties, during the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Inventories

Our inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories consist of raw materials, goods in process, and finished goods. We review our inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of December 31, 2022 and December 31, 2021, the allowance for obsolete inventories was $36,299 and $0, respectively.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the three and year ended December 31, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of December 31, 2022 and 2021 was $7,734,862 and $8,726,299, respectively.

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

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. During the three and year ended December 31, 2022, the Company also engaged in the sale of certain nutraceutical products and water treatment accessories. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

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

Recent Accounting Pronouncements

See Note 3 to audited consolidated financial statements for the years ending December 31, 2022 and 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT; MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tengjun Biotechnology Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tengjun Biotechnology Corp. and its subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Inventory valuation— Refer to Note 3 and 4 to the financial statements

Critical Audit Matter Description

The Company values inventory using the lower of weighted average cost and net realizable value. Net realizable value is generally based on the selling price expectations of the merchandise. The Company regularly reviews inventory to determine if the carrying value of the inventory exceeds net realizable value and when determined necessary, records a reserve to reduce the carrying value to net realizable value. The Company’s inventories amounted to $1,001,028 as of December 31, 2022.

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

/s/ PWN LLP

We have served as the Company’s auditor since 2023.

North Carolina April 17, 2023

Auditors Name: PWN LLP
Location: 1601 Walnut St. Suite 201, CARY, NC 27511
Firm ID: 6882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tengjun Biotechnology Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tengjun Biotechnology Corp. and its subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with the U.S. generally accepted accounting principles in the United States of America.

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

Diamond Bar, California

March 30, 2022

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$2,830,646	$285,568
Advance to suppliers	416,911	564,846
Inventories, net	1,001,028	3,084,157
Prepaid taxes	-	688,272
Due from related party	4,534,714	-
Other receivables	41,785,778	5,688
Total Current Assets	50,569,077	4,628,531

Property and equipment, net	325,561	675,556
Construction in progress	7,734,862	8,726,299

Total Assets	$58,629,500	$14,030,386

Liabilities and Deficit

Current Liabilities
Accounts payable	$5,497,322	$263,891
Advances from customers	44,512	14,123
Due to related parties	14,992,896	15,531,258
Accrued liabilities and other payables	23,122,233	506,844
Total Current Liabilities	43,656,963	16,316,116

Total Liabilities	43,656,963	16,316,116

Stockholders' equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.001 par value; 200,000,000 shares authorized; 96,309,169 and 65,309,169 shares issued and outstanding as of December 31, 2022 and 2021, respectively	96,309	65,309
Additional paid-in capital	3,868,599	1,099,599
Subscribed stock	2,751,828	-
Accumulated profit (deficit)	8,159,037	(3,187,804)
Accumulated other comprehensive loss	(420,376)	(168,535)
Total stockholders’ equity (deficit)	14,455,397	(2,191,431)
Noncontrolling interests	517,140	(94,299)
Total Equity (Deficit)	14,972,537	(2,285,730)

Total Liabilities and Equity	$58,629,500	$14,030,386

The accompanying notes are an integral part of these consolidated financial statements

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AUDITED)

	For the Years Ended
	December 31,
	2022	2021

Sales revenue, net	$150,136,738	$-
Cost of goods sold	9,722,341	-
Gross profit	140,414,397	-
Selling and marketing expenses	123,157,529	28,499
General and administrative expenses	1,192,732	709,735
Total operating expenses	124,350,261	738,234
Income (Loss) from operations	16,064,136	(738,234)
Interest income (expense), net	22,890	(4,970)
Other (expense) income, net	(805,421)	(4,321)
Income (Loss) before provision for income taxes	15,281,605	(747,525)
Provision for income taxes	3,309,931	-
Net income (loss)	11,971,674	$(747,525)
Net income (loss) attributable to noncontrolling interest	624,833	-
Net income (loss) attributable to the Company	11,346,841	(747,525)
Net income (loss)	11,971,674	(747,525)
Other comprehensive income (loss):
Foreign currency translation loss	(265,235)	(36,291)
Comprehensive income (loss)	11,706,439	(783,816)
Comprehensive income (loss) attributable to noncontrolling interests	611,439	-
Comprehensive income (loss) attributable to Tengjun stockholders	$11,095,000	$(783,816)

Net Loss Per Common Share:
Net income (loss) per common share - basic and diluted	$0.15	$(0.04)

Weighted average shares outstanding:
Basic and diluted	80,170,345	20,294,447

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(AUDITED)

	Common Stock		Additional Paid-in	Subscribed	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Equity
	Shares	Amount	Capital	Stock	Deficit	Loss	Interests	(Deficit)
Balance at December 31, 2020	19,285,714	$19,286	$1,549,018	$-	$(2,605,211)	$(141,208)	$-	$(1,178,115)
Reverse merger adjustment	46,023,455	46,023	(449,419)	-	164,932	8,964	(94,299)	(323,799)
Net loss	-	-	-	-	(747,525)	-	-	(747,525)
Foreign currency translation	-	-	-	-	-	(36,291)	-	(36,291)
Balance at December 31, 2021	65,309,169	$65,309	$1,099,599	$-	$(3,187,804)	$(168,535)	$(94,299)	$(2,285,730)
Issuance of common stock	31,000,000	31,000	2,769,000	-	-	-	-	2,800,000
Common stock subscriptions received in advance	-	-	-	2,751,828	-	-	-	2,751,828
Net loss	-	-	-	-	11,346,841	-	624,833	11,971,674
Foreign currency translation	-	-	-	-	-	(251,841)	(13,394)	(265,235)
Balance at December 31, 2022	96,309,169	$96,309	$3,868,599	$2,751,828	$8,159,037	$(420,376)	$517,140	$14,972,537

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$11,971,674	$(747,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	308,886	318,445
Allowance for obselate inventory	36,299	-
Impairment of fixed assets	235,700	-
Impairment of long-lived assets - equity investment	520,707	-
Changes in net assets and liabilities:
Inventories	1,847,954	(217,535)
Prepaid taxes	652,099	(18,932)
Other receivables	456	5,884
Advance to suppliers	103,465	(176,573)
Accounts payable	5,442,138	507
Loan to third parties	(43,256,310)	-
Taxes payable	23,547,846	18,967
Accrued liabilities and other payable	(64,751)	255,465
Net cash used in operating activities	1,347,451	(561,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,939)	(68,536)
Payment for construction in progress	22,844	(241,637)
Long-term investment in equity	(520,707)	-
Cash receipt from reverse merger	-	289,574
Net cash used in investing activities	(503,802)	(20,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	-	7,751
Proceeds from issuing common stocks	5,551,828	-
Repayment of short-term bank loan	-	(465,058)
Repayment of short-term loan from third parties	-	(465,058)
Net proceeds (repayment of) loans from related parties	(3,775,277)	1,783,083
Net cash provided by financing activities	1,776,551	860,718

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(73,834)	508

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,545,078	279,330

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	285,568	6,238
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,830,646	$285,568
		-
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$4,973

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS

Tengjun Biotechnology Corp. (formerly known as China Herb Group Holdings Corporation, the “Company”) was incorporated under the name “Island Radio, Inc.” under the laws of the State of Nevada on June 28, 2010. On December 9, 2019, the Company changed its corporate name to Tengjun Biotechnology Corp. (“Tengjun”).

Business Combination

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

On December 23, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Share Exchange Agreement”) with Tengjunxiang, and eleven shareholders of Tengjunxiang (the “Selling Shareholders”). The Selling Shareholders collectively owned 100% of all issued and outstanding shares of Tengjunxiang (the “Tengjunxiang Shares”). Pursuant to the Share Exchange Agreement, the Selling Shareholders jointly agreed to sell or transfer to the Company one hundred percent (100%) of the Tengjunxiang Shares in exchange for a total of 19,285,714 shares of the Company’s common stock. As a result of such exchange (the “Stock Exchange”), Tengjunxiang has become a wholly-owned subsidiary of the Company and the Selling Shareholders collectively have received 19,285,714 shares of the Company’s common stock, representing approximately 29.53% of the then issued and outstanding shares of the Company’s common stock.

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

NOTE 2. LIQUIDITY

The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the Company’s accompanying consolidated financial statements, the Company has just started to generate revenues and turned around to be profitable since 2022. For the year ended December 31, 2022, the Company had a net profit of $11,971,674. As of December 31, 2022, the Company had an accumulated profit of $8,159,037, working capital of $6,912,114, and cash balance of 2,830,646. For the year ended December 31, 2021, the Company had a net loss of $747,525. As of December 31, 2021, the Company had an accumulated deficit of $3,187,804, working capital deficit of $11,687,585, and cash of $561,297 used in operating activities.

The Company’s ability to continue as a going concern will be dependent upon its ability to execute on its business plan, including the ability to generate revenue and the Company’s ability to raise additional capital. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of December 31, 2022 and has concluded that due to the receipt of the net proceeds from the completion of the Initial Public Offering and cash provided by operating activities during the year of 2022, the Company has sufficient cash on hand to satisfy its anticipated cash requirements for the next twelve months from the issuance of these financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. As of December 31, 2022, the Company’s estimates primarily consisted of the allowance for obsolete inventory and impairment assessment on fixed assets and other long-lived assets. These estimates required management’s judgment, and actual results could differ from these estimates.

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

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advance to suppliers of $416,911 and $564,846 as of December 31, 2022 and 2021, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of December 31, 2022 and December 31, 2021.

Inventories

The Company’s inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories mainly consist of raw materials, goods in process, and finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. Allowance for obsolete inventory as of December 31, 2022 and 2021 was $36,299 and $0, respectively.

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

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the years ended December 31, 2022 and 2021. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of December 31, 2022 and 2021 was $7,734,862 and $8,726,299, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Based on management’s evaluation, impairment of long-live assets for the years ended December 31, 2022 and 2021 was $756,407 and $0, respectively.

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

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. During the years ended December 31, 2022 and 2021, the Company also engaged in the sale of certain nutraceutical products and water treatment accessories. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

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

Selling and marketing expenses

Selling and marketing expenses primarily consist of advertising costs, agency fees, costs for promotional materials, and commission costs made to sales force. The selling and marketing expenses for the years ended December 31, 2022 and 2021 were $123,157,529 and $28,499, respectively.

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

The Company generated total revenue of $150,136,738 during the year ended December 31, 2022. No customer accounted for over 10% of total revenue during the year ended December 31, 2022.

For the Company’s water purifier business segment, the Company purchases total inventory of $785,010 from three suppliers during the year ended December 31, 2022. All three suppliers accounted for over 10% of the Company’s total purchases.

	Net purchase for the
	year ended
	December 31,	% of total
Supplier	2022	purchase
A	$317,161	40%
B	355,630	45%
C	112,220	15%

For the dandelion teas business segment, no supplier accounted for over 10% of total purchase during the year ended December 31, 2022.

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

The following exchange rates were used to translate the amounts from RMB into United States dollars (“USD$”) for the prospective year:

	December 31,	December 31,
	2022	2021
Year End Exchange Rate (RMB/USD)	6.9646	6.3726
Average Period Exchange Rate (RMB/USD)	6.7261	6.4508

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

The adoption of ASC 842 had no material impact on the Company’s consolidated balance sheets, results of operations or cash flows. In addition, the adoption of ASC 842 did not result in a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit). Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company current does not have any operating or financing leases that last for more than twelve months.

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

The following table shows the Company’s operations by business segment for the years ended December 31, 2022 and 2021:

	For the
	Years Ended
	December 31,	December 31,
	2022	2021
Net revenue
Dandelion teas	$21,323,222	$-
Water purifier	128,813,516	-
Total revenues, net	$150,136,738	$-

Cost of goods sold
Dandelion teas	$2,456,221	$-
Water purifier	7,266,120	-
Total cost of goods sold	$9,722,341	$-

Gross profit
Dandelion teas	$18,867,001	$-
Water purifier	121,547,396	-
Gross profit	$140,414,397	$-

Operating expenses
Dandelion teas	$17,660,889	$576,417
Water purifier	106,689,372	75,052
Total operating expenses	$124,350,261	$651,469

Income (loss) from operations
Dandelion teas	$1,206,112	$(576,417)
Water purifier	14,858,024	(75,052)
Income (loss) from operations	$16,064,136	$(651,469)

The following table shows the Company’s assets by business segment for the years ended December 31, 2022 and 2021:

	As of December 31,
Segment assets	2022	2021
Dandelion teas	$8,326,875	$12,817,675
Water purifier	50,302,625	958,530
Total assets	$58,629,500	$13,776,205

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides guidance on the acquirer’s accounting for acquired revenue contracts with customers in a business combination. The amendments require an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination at the acquisition date in accordance with ASC 606 as if it had originated the contracts. This guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance is required to be applied prospectively to business combinations occurring on or after the date of adoption. This guidance is effective for the Company for the year ending March 31, 2024 and interim reporting periods during the year ending March 31, 2024. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

NOTE 4. INVENTORIES, NET

Inventories consisted of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$266,725	$300,918
Work in process	203,257	300,711
Finished goods	567,346	2,482,528
	1,037,328	3,084,157
Less: allowance for obsolete inventories	(36,299)	-
Inventories, net	$1,001,028	$3,084,157

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	December 31,	December 31,
	2022	2021

Buildings	$14,431	$15,771
Machinery and equipment	619,839	675,878
Office equipment	135,313	144,072
Vehicles	805,135	879,016
	1,574,718	1,714,737
Less: Accumulated depreciation	(1,249,157)	(1,039,181)
Property and equipment, net	$325,561	$675,556

Depreciation expenses for the years ended December 31, 2022 and 2021 were $308,407 and $318,445, respectively.

NOTE 6. PREPAID TAXES

Prepaid taxes as of December 31, 2022 and December 31, 2021, primarily consisted of prepaid VAT in the amount of $0 and $688,272, respectively, which can be used to offset VAT payable when the Company incurs sales.

NOTE 7. OTHER RECEIVABLE

Other receivable consisted of the following on December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Loans to sales agents	$41,775,015	$-
Prepaid Expenses	4,740	5,688
Security deposit	5,600	-
Other	423	-
Total	$41,785,778	$5,688

During the year ended 31, 2022, the Company made loans to various individual sales agents in the aggregate amount of $41,775,015 pursuant to the agreements with each of the sales agents. The loans were made to each of the sales agents for the purpose of market expansion, and all loans shall be repaid in full before December 31, 2023. These loans are unsecured and bear no interest.

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

During the years ended December 31, 2022 and 2021, the Company recorded interest expenses of $0 and 5,002, respectively.

NOTE 9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following on December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accrued taxes	$22,796,102	$59,719
Advance from employees	36,139	45,787
Payable for construction and improvements	-	150,102
Payable for machinery and equipment	-	58,327
Accrued payroll	15,213	10,220
Accrued professional fees	274,779	42,000
Other	-	140,689
Total	$23,122,233	$506,844

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded income tax provision of $3,309,931 and $0 for the years ended December 31, 2022 and 2021.

The following table summarizes the income from operations before income taxes by jurisdiction:

	For the Years Ended December 31,
	2022	2021
United States	$(399,139)	$(86,765)
China	15,680,744	(660,760)
Total	$15,281,605	$(747,525)

Provision for income tax expense (benefit) consists of the following:

	For the Years Ended December 31,
	2022	2021
Current Tax Expense
U.S Federal	$-	$-
China	3,309,931	-
Total current tax expense	3,309,931	-
Deferred tax expense (benefit)
U.S Federal	-	-
Foreign	-	-
Total deferred tax expense (benefit)	-	-
Income tax expense	$3,309,931	$-

The following table summarizes a reconciliation of income tax expense for operations, calculated at the U.S. statutory federal income tax rate of 21% to total income tax expense (benefit):

	For the Years Ended December 31,
	2022	2021
Income tax expense at federal statutory rate	$3,209,137	$-
Increases/(decreases) due to:
Foreign tax rate differential	16,975	-
Change in valuation allowance	83,819	-
Total income tax expense, net	$3,309,931	$-
Effective tax rate	21.66%	0.00%

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent that the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

As of December 31, 2022 and December 31, 2021, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of USA would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

NOTE 11. RISKS AND CONTINGENCIES

Covid-19

The global outbreak of the COVID-19 pandemic is having a significant negative impact on the global economy, which has adversely affected the Company’s business and financial results. Starting in late January 2020, the COVID-19 pandemic triggered a series of lockdowns, social distancing requirements and travel restrictions that have significantly and negatively affected, and may continue to negatively affect, our businesses in China. The Company had suspended its normal business operations from early 2020 and did not generate any revenue in the year 2021. The COVID-19 pandemic also presented and may continue to present challenges to the Company’s business operations as well as the business operations of the Company’s merchants, business partners and other participants in the Company’s ecosystem, such as closure of offices and facilities, disruptions to or even suspensions of normal business and logistics operations, as well as restrictions on travel. It is not possible to determine the ultimate impact of the COVID-19 pandemic on the Company’s business operations and financial results, which is highly dependent on numerous factors, including the duration and spread of the pandemic and any resurgence of the COVID-19 pandemic in China or elsewhere, actions taken by governments, the response of businesses and individuals to the pandemic, the impact of the pandemic on business and economic conditions in China, consumer demand, the Company’s ability and the ability of sales agents, logistics service providers and other participants in the Company’s ecosystem to continue operations in areas affected by the pandemic. The COVID-19 pandemic may continue to adversely affect the Company’s business and results of operations.

Concentration Risk

For the water purifier business segment, the Company relied on three suppliers that represented 45%, 40% and 15% of the total purchases, respectively, during the year ended December 31, 2022. In the event of losing the three vendors without alternative providers, the Company’s water purifier business will be materially and adversely affected.

NOTE 12. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director and CEO

Due from related party:

	December 31,	December 31,
	2022	2021

Pan Shi	$84,714	$-
Xianchang Ma	4,450,000	-
Total	$4,534,714	$-

Due from related party represent advances to its related parties for working capital purpose and receivable from the related party for investment purpose.

Due to related parties:

	December 31,	December 31,
	2022	2021

Xianchang Ma	$14,992,431	$15,193,647
Qiuping Lu	96	328,869
Liuhong Liu	-	5,619
Pan Shi	307	3,055
Jin Tian	62	68
	$14,992,896	$15,531,258

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

As of December 31, 2022 and December 31, 2021, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company was 70,000,000 shares with a par value of $0.001 per share. On March 30, 2022, the board of directors of the Company adopted a resolution to increase its authorized capital from 70,000,000 to 200,000,000 shares of its common stock by amending and restating the Company’s articles of incorporation. On March 31, 2022, the Company decided to remove restrictive legend from 9,908,465 shares of common stock, $0.001 par value per share, held by the Company’s twelve unrelated shareholders in accordance with Section 4(a)(1) of the Security Act of 1933. As of December 31, 2022, the Company had total of 86,100,704 restricted common stock shares and total of 10,208,465 unrestricted common stock shares.

Common Stock Issued for Reverse Merger

On December 23, 2021, pursuant to the Share Exchange Agreement with Tengjunxiang (see Note 1), the Company issued 19,285,714 shares of its common stock to eleven Selling Shareholders of Tengjunxiang.

On July 7, 2022, the Company sold an aggregate of 25,000,000 shares of its common stock at a price of $0.10 per share to unrelated nine investors pursuant to the signed stock purchase agreements.

On October 4, 2022, the Company sold an aggregate of 6,000,000 shares of its common stock at a price of $0.05 per share, to two investors pursuant to the restricted stock agreements with the investors. Of a total of 6,000,000 shares of the common stock sold, 4,000,000 shares were sold to one of the two investors who was a former officer of the Company. The Company received advance payments of $300,000 from the two investors in September 2022 and recognized the advance payment as subscribed stock on September 30, 2022. As of December 31, 2022, all 6,000,000 common stock shares were issued and outstanding.

Subscribed Stock

On November 4, 2022, the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) declared effective. Pursuant to the Company’s registration statement, the Company offered 3,000,000 shares of common stock at $1.00 per share for a total purchase price of $3,000,000. As of December 31, 2022, the Company received a total advance payment of $2,751,828 from the investors and recognized the proceed of $2,751,828 as subscribed stock. The subscribed stock shares of 3,000,000 were issued on January 9, 2023 and the rest proceed of $248,172 was received in January 2023. (See the NOTE 14. SUBSEQUENT EVENTS).

NOTE 14. SUBSEQUENT EVENTS

Initial Closing of Public Offering

On January 9, 2023, the company conducted its initial closing for the public offering of its common stock (the “initial closing”) pursuant to the Company’s registration statement on Form S-1 initially filed with the SEC July 22, 2022 and declared effective on November 4, 2022, whereby the Company sold 3,000,000 shares of common stock shares at $1.00 per share for total purchase price of $3,000,000 (the “Initial Closing Amount”) from the investors.

The initial Closing amount equals to the minimum offering amount as set forth in the Registration Statement. The Company may conduct additional closings of this public offering from time to time in the future with the timeframe as described in the Registration.

Loan Repayment from Individual Sales Agents

During the year ended December 31, 2022, the Company made loans to various individual sales agents in the aggregate amount of $41,775,015 pursuant to the agreements with each of the sales agents. The loans were made to each of the sales agents for the purpose of market expansion and were unsecured and bear no interest. As of March 31, 2023, approximately $39,178,129 of the $41,775,015 loans have been repaid.

Management has evaluated subsequent events through the date which the financial statements are available to be issued. All subsequent events requiring recognition as of December 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our officers and directors, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (“Evaluation Date”) within ninety (90) days prior to the filing of our Annual Report for the year ended December 31, 2022 on Form 10-K with the SEC.

Based upon that evaluation, our management has concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

●	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our 2022 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

●	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

●	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of one (1) member who is also our only executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us;

●	The Company has no formal control process related to the identification and approval of related party transactions; and

●	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 28, 2010 and, as of December 31, 2022, have not been remedied. To the extent reasonably possible given our limited financial and personnel resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

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

Our officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to control deficiencies that constituted material weaknesses.

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

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors as of December 31, 2022.

Directors and Executive Officers	Age	Position / Title
Xianchang Ma	48	Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”) and Director
Suzhen Zhang	68	Director
Huaping Lu	55	Director

Xianchang Ma, age 48, established a company named Jinan Tengiun Biological Technology Co., Ltd in 2014. Over the years, Mr. Ma has devoted himself to enterprise management and has abundant corporate management experience. In 2015, he returned to the county of Jinxiang and founded Kanglong. On November 22, 2011, he established the company named Jinan Kanglong Environmental Protection Technology Co., Ltd. From 2009 to 2011, Mr. Ma served as Marketing and Sales Director of Shijiazhuang Shikang Fuchang Technology Co., Ltd. From 2007 to 2009, he was the sales clerk of Shenzhen Rongge Company. And from 1994 to 2007, Mr. Ma was self-employed.

Suzhen Zhang, age 68, has served as the executive manager of Tengjun Biotechnology Corp. since 2015. From 2004 to 2014, Ms. Zhang was the chairman and General Manager of Nanjing Zhuoren Communication Co., Ltd. From 1997 to 2002, she was the Director of Jiangyan Telecommunication Bureau. In 1996, Ms. Suzhen Zhang served as Director of Taizhou Telecommunication Bureau. In 1989, Ms. Zhang was chief of the Unit of Taizhou Telecommunication Bureau. In the year of 1971, Ms. Zhang started to do maintenance work at Jiangsu Jiangyan Telecommunication Bureau.

Huaping Lu, age 55, has served as the operating manager of Tengjun Biotechnology Corp. since 2011. From 1996 to 2010, she was the owner of Changzhou Jianding Shopping Mall. From 1990 to 1995, she was the accountant of Changzhou Chashan Shopping Center. Mrs. Huaping Lu graduated from Changzhou LiuGuoJun Polytech majoring in accounting in 1989.

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

Family Relationships

Huaping Lu is a sibling of Qiuping Lu, the former CEO, CFO, officer and director of the Company.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our Section 16 officers, directors and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Copies of these filings must be furnished to us. Based solely upon a review of the forms filed with the SEC by our Section 16 officers, directors and beneficial owners of more than 10% of our common stock, regarding their ownership of, and transactions in, our common stock and upon written representations from such persons that no additional forms were required, we believe that during the 2022 fiscal year all Section 16(a) reports were timely filed.

Code of Ethics

We have not adopted the Code of Ethics as of the date of this report.

ITEM 11. EXECUTIVE COMPENSATION

No compensation has been paid to our officers during the years ended December 31, 2022 and 2021. We have no current plans to begin paying our officers any compensation until our business becomes operational.

Director Compensation

No compensation has been paid to our directors during the years ended December 31, 2022 and 2021. We have no current plans to begin paying our directors any compensation until our business becomes operational.

Employment Agreements

We have not entered into any employment agreements with any of our executive officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Board Leadership Structure and Role in Risk Oversight

As of December 31, 2022, the Board of Directors is comprised of three (3) members, one of whom is also the executive officer. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Unless otherwise indicated, the beneficial owners have sole voting and investment power, as applicable, over the shares of common stock listed below. For each individual and group included in the table below, percentage ownership is calculated by dividing (a) the number of shares of common stock beneficially owned by such person or group by (b) the sum of the shares of common stock outstanding as of March 31, 2023, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 31, 2023. The address for each individual listed below is: East Jinze Road and South Huimin Road, Food Industry Economic and Technology Development District, Jinxiang County, Jining City, Shandong Province, China, unless otherwise noted.

As of March 31, 2023, we had 99,309,169 shares of the Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Common Shares	Common Stock Percentage (%)	Total Voting Power (%)

Directors and Executive Officers
Xianchang Ma(2)	26,000,000	26.2%	26.2%
Suzhen Zhang	5,100,000	5.1%	5.1%
Huaping Lu	965,100	1.0%	1.0%
Directors and officers as a group (3 persons)	32,065,100	32.3%	32.3%
5% or more owners
Fumin Feng	5,000,000	5.0%	5.0%
Qiuping Lu(3)	9,000,000	9.1%	9.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is East Jinze Road and South Huimin Road, Food Industry Economic and Technology Development District, Jinxiang County, Jining City, Shandong Province, China. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them.

(2)	Including 12,500,000 shares of common stock held under Xianchang Ma and 13,500,000 held under Min Xing Biotechnology Ltd., a British Virgin Islands company solely owned by Xianchang Ma.

(3)	With the address of 527 Siltstone Place, Cary, NC 27519.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The related party of the Company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company
Liuhong Liu	Beneficial Shareholder of the Company
Pan Shi	Beneficial Shareholder of the Company
Jin Tian	Beneficial Shareholder of the Company
Qiuping Lu	Shareholder, former director, former

Due from related party:

	December 31,	December 31,
	2022	2021

Pan Shi	$84,714	$-
Xianchang Ma	4,450,000	-
Total	$4,534,714	$-

Due from related party represent advances to its related parties for working capital purpose and receivable from the related party for investment purpose.

Due to related parties:

	December 31,	December 31,
	2022	2021

Xianchang Ma	$14,992,431	$15,193,647
Qiuping Lu	96	328,869
Liuhong Liu	-	5,619
Pan Shi	307	3,055
Jin Tian	62	68
	$14,992,896	$15,531,258

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

The OTC Markets, where our common stock is quoted under the trading symbol “TJBH”, does not have any director independence requirements. In determining whether our directors are independent, we refer to Nasdaq Stock Market Rule 4200(a)(15). Based on these criteria, we have determined that Suzhen Zhang who served in that capacity at any time during 2022 met the independence requirements of the Nasdaq Stock Market as currently in effect.

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

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Audit Fees	$232,000	$42,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$0	$0

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

(3)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Amendment of Articles of Incorporation dated November 25, 2019 (1)

3.2	Amendment of Articles of Incorporation dated July 17, 2012 (2)

3.3	Amendment of Articles of Incorporation dated December 19, 2013 (2)

3.4	Bylaws (3)

4.1	Description of securities

10.1	Share Exchange Agreement dated December 23, 2021 (4)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed along with this document

(1)	Incorporated by reference from our Form 8K filed with the SEC on December 12, 2019.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on April 14, 2015.

(3)	Incorporated by reference from our Registration Statement on Form S-1/A filed with the SEC on October 12, 2010.

(4)	Incorporated by reference to the current report on Form 8-K filed with the SEC on December 23, 2021.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tengjun Biotechnology Corp.

/s/ Xianchang Ma
Date: April 17, 2023	Xianchang Ma
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Xianchang Ma	Chief Executive Officer, Chief Financial Officer, and	April 17, 2023
Xianchang Ma	Director

/s/ Suzhen Zhang	Director	April 17, 2023
Suzhen Zhang

/s/ Huaping Lu	Director	April 17, 2023
Huaping Lu