Form 10-Q
period 2023-03-31
Tengjun Biotechnology Corp.
filed 2023-05-15
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2023, was 100,711,196.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$12,014,466	$2,830,646
Advance to suppliers	85,298,237	416,911
Inventories, net	1,064,493	1,001,028
Due from related party	2,549,146	4,534,714
Other receivables	64,487,077	41,785,778
Total Current Assets	165,413,419	50,569,077

Property and equipment, net	361,618	325,561
Construction in progress	8,146,134	7,734,862

Total Assets	$173,921,171	$58,629,500

Liabilities and Deficit

Current Liabilities
Accounts payable	$5,576,247	$5,497,322
Advances from customers	117,746,702	44,512
Due to related parties	14,941,850	14,992,896
Accrued liabilities and other payables	19,887,949	23,122,233
Total Current Liabilities	158,152,748	43,656,963

Total Liabilities	158,152,748	43,656,963

Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 99,309,169 and 96,309,169 shares issued and outstanding as of March 31, 2023 and 2022, respectively	99,309	96,309
Additional paid-in capital	6,865,612	3,868,599
Subscribed stock	29,582	2,751,828
Accumulated profit (deficit)	8,521,704	8,159,037
Accumulated other comprehensive loss	(298,796)	(420,376)
Total stockholders’ equity	15,217,411	14,455,397
Noncontrolling interests	551,012	517,140
Total Equity	15,768,423	14,972,537

Total Liabilities and Equity	$173,921,171	$58,629,500

The accompanying notes are an integral part of these consolidated financial statements

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

Sales revenue, net	$8,516,646	$4,284,114
Cost of goods sold	521,648	370,064
Gross profit	7,994,998	3,914,050
Selling and marketing expenses	7,077,178	3,357,973
General and administrative expenses	341,834	230,339
Total operating expenses	7,419,012	3,588,312
Income (Loss) from operations	575,986	325,738
Interest income (expense), net	11,892	24
Other (expense) income, net	(5,480)	-
Income (Loss) before provision for income taxes	582,398	325,762
Provision for income taxes	191,811	92,955
Net income (loss)	390,587	$232,807
Net income (loss) attributable to noncontrolling interest	27,920	13,984
Net income (loss) attributable to the Company	362,667	218,823

Net income (loss)	390,587	232,807
Other comprehensive income (loss):
Foreign currency translation loss	127,532	(9,438)
Comprehensive income (loss)	518,119	223,369
Comprehensive income (loss) attributable to noncontrolling interests	33,872	13,507
Comprehensive income (loss) attributable to Tengjun stockholders	$484,247	$209,862

Net Loss Per Common Share:
Net income (loss) per common share - basic and diluted	$0.00	$0.00
Weighted average shares outstanding:
Basic and diluted	99,039,506	65,309,169

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(UNAUDITED)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Subscribed	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Profit	Loss	Interests	Equity
Balance at December 31, 2022	96,309,169	$96,309	$3,868,599	$2,751,828	$8,159,037	$(420,376)	$517,140	14,972,537
Issuance of common stock	3,000,000	3,000	2,997,013	(2,751,828)	-	-	-	248,185
Common stock subscriptions received in advance	-	-	-	29,582	-	-	-	29,582
Net income	-	-	-	-	362,667	-	27,920	390,587
Foreign currency translation	-	-	-	-	-	121,580	5,952	127,532
Balance at March 31, 2023	99,309,169	$99,309	$6,865,612	$29,582	$8,521,704	$(298,796)	$551,012	$15,768,423

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Subscribed	Accumulated	Comprehensive	Noncontrolling	Equity
	Shares	Amount	Capital	Stock	Deficit	Loss	Interests	(Deficit)
Balance at December 31, 2021	65,309,169	$65,309	$1,099,599	$-	$(3,187,804)	$(168,535)	$(94,299)	(2,285,730)
Net income	-	-	-	-	218,823	-	13,984	232,807
Foreign currency translation	-	-	-	-	-	(8,961)	(477)	(9,438)
Balance at March 31, 2022	65,309,169	$65,309	$1,099,599	$0	$(2,968,981)	$(177,496)	$(80,792)	$(2,062,361)

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$390,587	$232,807
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	45,210	84,111
Changes in net assets and liabilities:
Inventories	(50,107)	258,837
Prepaid taxes	-	514,376
Other receivables	(22,214,448)	-
Advance to suppliers	(85,174,409)	4,949
Accounts payable	4,606	-
Advance from customers	118,115,836	-
Taxes payable	1,283,876	211,485
Accrued liabilities and other payable	(4,841,673)	(45,626)
Net cash used in operating activities	7,559,478	1,260,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(76,978)	(2,384)
Payment for construction in progress	(307,782)	(46,089)
Net cash used in investing activities	(384,760)	(48,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stocks	277,767	-
Net proceeds (repayment of) loans from related parties	1,737,409	190,716
Net cash provided by financing activities	2,015,176	190,716

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(6,074)	2,089

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,183,820	1,405,271

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,830,646	285,568
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$12,014,466	$1,690,839
		-
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$-	$-

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the SEC’s regulations for interim financial information and with the instructions for Form 10-Q. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, comprehensive income, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on April 17, 2023.

NOTE 2. LIQUIDITY

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has just started to generate revenues and turned around to be profitable since 2022. During the year ended December 31, 2021, the Company had a net loss of $747,525. As of December 31, 2021, the Company had an accumulated deficit of $3,187,804, working capital deficit of $11,687,585, and cash of $561,297 used in operating activities. For the three months ended March 31, 2023, the Company had a net profit of $390,587. As of March 31, 2023, the Company had an accumulated profit of $8,521,704, working capital of $7,260,671, and cash balance of $12,014,466.

The Company’s ability to continue as a going concern will be dependent upon its ability to execute on its business plan, including the ability to generate revenue and the Company’s ability to raise additional capital. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of March 31, 2023 and has concluded that due to the receipt of the net proceeds from the completion of the Initial Public Offering and cash provided by operating activities during the year of 2022 and the first quarter of the year 2023, the Company has sufficient cash on hand to satisfy its anticipated cash requirements for the next twelve months from the issuance of these financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. As of March 31, 2023, the Company’s estimates primarily consisted of the allowance for obsolete inventory and impairment assessment on fixed assets and other long-lived assets. These estimates required management’s judgment, and actual results could differ from these estimates.

Reclassification

Certain classifications have been made to the prior year’s financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit with banks and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advances to suppliers of $85,298,237 and $416,911 as of March 31, 2023 and December 31, 2022, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of March 31, 2023 and December 31, 2022.

Inventories

The Company’s inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories mainly consist of raw materials, goods in process, and finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. Allowance for obsolete inventory as of March 31, 2023 and December 31, 2022 was $36,790 and $36,299, respectively.

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

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the three months ended March 31, 2023 and 2022. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of March 31, 2023 and December 31, 2022 was $8,146,134 and 7,734,862, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Based on management’s evaluation, no impairment of long-live assets was recognized for the three months ended March 31, 2023 and 2022.

Value added tax (“VAT”)

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales and services. The Company’s subsidiaries in the PRC are subject to VAT at rates ranging from 0% to 17% on proceeds received from customers, and are entitled to a deduction for VAT already paid or borne on the products purchased by them. The VAT payable will be presented on the balance sheets when input VAT is less than the output VAT. Receivable balance, prepaid VAT, will be presented on the balance sheets when input VAT is larger than the output VAT.

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

The Company generates revenues mainly from sales of packaged dandelion teas and water purifiers. The Company is also engaged in the sale of certain nutraceutical products and water treatment accessories. Revenue from the sales of goods is recognized when the control over the promised goods is transferred to customers.

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

Selling and marketing expenses

Selling and marketing expenses primarily consist of advertising costs, agency fees, costs for promotional materials, and commission costs made to sales force. The selling and marketing expenses for the three months ended March 31, 2023 and 2022 were $7,077,178 and $3,357,973, respectively.

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

The Company has cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Cash in state-owned banks is covered by insurance up to RMB 500,000 ($72,500) per bank. The Company has not experienced any losses in such accounts and believes they are not exposed to any risks with their cash in these bank accounts.

The Company generated total revenue of $8,516,646 during the three months ended March 31, 2023. No customer accounted for over 10% of total revenue during the three months ended March 31, 2023.

For the Company’s water purifier business segment, the Company purchases total inventory of $380,471 from one supplier during the three months ended March 31, 2023. One supplier accounted for over 100% of the Company’s total purchases.

	March 31,	% of total
Supplier	2023	purchase
A	$380,471	100%

For the dandelion teas business segment, no supplier accounted for over 10% of total purchase during the three months ended March 31, 2023.

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

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The functional currency of the Company and its subsidiaries is the Chinese Yuan or Renminbi (“RMB”). The Company’s subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. For the Company and its subsidiaries whose functional currencies are other than the U.S. dollar, all asset and liability accounts were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at the historical rates and items in the income statement and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in the accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The following exchange rates were used to translate the amounts from RMB into United States dollars (“USD$”) for the prospective periods:

	March 31,	March 31,
	2023	2022
Period End Exchange Rate (RMB/USD)	6.8717	6.5518
Average Period Exchange Rate (RMB/USD)	6.8476	6.4817

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

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – inputs that are unobservable.

The Company’s financial instruments primarily consist of cash and cash equivalents, advances to suppliers, prepaid expenses, other receivable, accounts payable, accrued expenses, other payables, and related party borrowings. As for the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

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

The Company manages its business in two operating segments, dandelion teas and water purifier, all of which are located in the PRC. All of its revenues are derived from the PRC. All long-lived assets are located in PRC.

The Company’s sale of dandelion teas is affected by the dandelion plants’ life cycle. A dandelion plant’s life cycle generally consists of five main stages and its leaves, flowers, and roots are not ready for production of teas until May of each year. Therefore, if the Company does not have enough storage of the previous year’s dandelion ingredients for producing teas, it will have no sales for the first quarter. As a result, for the three months ended March 31, 2023, the Company had no sales of dandelion teas.

The following table shows the Company’s operations by business segment for the three months ended March 31, 2023 and 2022:

	For the
	Three Months Ended
	March 31,	March 31,
	2023	2022
Net revenue
Dandelion teas	$-	$3,463,678
Water purifier	8,516,646	820,436
Total revenues, net	$8,516,646	$4,284,114

Cost of goods sold
Dandelion teas	$-	$273,847
Water purifier	521,648	96,217
Total cost of goods sold	$521,648	$370,064

Gross profit
Dandelion teas	$-	$3,189,831
Water purifier	7,994,998	724,219
Gross profit	$7,994,998	$3,914,050

Operating expenses
Dandelion teas	$-	$2,901,127
Water purifier	7,419,012	687,185
Total operating expenses	$7,419,012	$3,588,312

Income (loss) from operations
Dandelion teas	$-	$288,704
Water purifier	575,986	37,034
Income (loss) from operations	$575,986	$325,738

The following table shows the Company’s assets by business segment as of March 31, and December 31, 2022:

	March 31,	December 31,
Segment assets	2023	2022
Dandelion teas	$1,739,212	$8,326,875
Water purifier	172,181,959	50,302,625
Total assets	$173,921,171	$58,629,500

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

NOTE 4. INVENTORIES, NET

Inventories consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$272,006	$266,725
Work in process	265,517	203,257
Finished goods	563,760	567,346
	1,101,283	1,037,328
Less: allowance for obsolete inventories	(36,790)	(36,299)
Inventories, net	$1,064,493	$1,001,028

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2023	2022

Buildings	$14,626	$14,431
Machinery and equipment	638,595	619,839
Office equipment	203,474	135,313
Vehicles	816,020	805,135
	1,672,715	1,574,718
Less: Accumulated depreciation	(1,311,097)	(1,249,157)
Property and equipment, net	$361,618	$325,561

Depreciation expenses for the three months ended March 31, 2023 and 2022 were $45,210 and $84,111, respectively.

NOTE 6. OTHER RECEIVABLE

Other receivable consisted of the following on March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Loans to sales agents	$64,479,862	$41,775,015
Prepaid Expenses	1,185	4,740
Security deposit	5,600	5,600
Other	430	423
Total	$64,487,077	$41,785,778

During the year ended 31, 2022, the Company made loans to various individual sales agents in the aggregate amount of $41,775,015 pursuant to the agreements with each of the sales agents. The loans were made to each of the sales agents for the purpose of market expansion, and all loans shall be repaid in full before December 31, 2023. These loans are unsecured and bear no interest. During the three months ending March 31, 2023, approximately $39,178,129 of the $41,775,015 loans were repaid and the remaining $2,596,886 of the loan shall be repaid before December 31, 2023.

In addition, during the three months ended 31, 2023, the Company also issued new loans to various individual sales agents in the aggregate amount of $61,882,976 pursuant to the new agreements with each of the sales agents. The loans were made to each of the sales agents for the purpose of market expansion, and all loans shall be repaid in full before December 31, 2023. These loans are unsecured and bear no interest.

NOTE 7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following on March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accrued local taxes	$19,635,456	$22,796,102
Advance from employees	-	36,139
Accrued payroll	15,419	15,213
Accrued professional fees	237,074	274,779
Total	$19,887,949	$23,122,233

NOTE 8. INCOME TAX

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded income tax provision of $3,442,767 and $92,955 for the three months ended March 31, 2023 and 2022.

The following table summarizes the income from operations before income taxes by jurisdiction:

	For the Three Months Ended March 31,
	2023	2022
United States	$(160,443)	$(44,096)
China	742,841	369,858
Total	$582,398	$325,762

Provision for income tax expense (benefit) consists of the following:

	For the Three Months Ended March 31,
	2023	2022
Current Tax Expense
U.S Federal	$-	$-
China	191,811	92,955
Total current tax expense	191,811	92,955
Deferred tax expense (benefit)
U.S Federal	-	-
Foreign	-	-
Total deferred tax expense (benefit)	-	-
Income tax expense	$191,811	$92,955

The following table summarizes a reconciliation of income tax expense for operations, calculated at the U.S. statutory federal income tax rate of 21% to total income tax expense (benefit):

	For the Three Months Ended March 31,
	2023	2022
Income tax expense at federal statutory rate	$122,303	$68,410
Increases/(decreases) due to:
Foreign tax rate differential	35,815	15,285
Change in valuation allowance	33,693	9,260
Total income tax expense, net	$191,811	$92,955
Effective tax rate	32.93%	28.53%

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

As of March 31, 2023 and December 31, 2022, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of USA would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

NOTE 9. RISKS AND CONTINGENCIES

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

Concentration Risk

For the water purifier business segment, the Company relied on one supplier that represented 100% of the total purchases, during the three months ended March 31, 2023. In the event of losing the one vendor without alternative providers, the Company’s water purifier business will be materially and adversely affected.

NOTE 10. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director and CEO

Due from related party:

	March 31,	December 31,
	2023	2022

Pan Shi	$85,859	$84,714
Xianchang Ma	2,463,287	4,450,000
Total	$2,549,146	$4,534,714

Due from related party represent advances to its related parties for working capital purpose and receivable from the related party for investment purpose.

Due to related parties:

	March 31,	December 31,
	2023	2022

Xianchang Ma	$14,941,380	$14,992,431
Qiuping Lu	96	96
Pan Shi	311	307
Jin Tian	63	62
	$14,941,850	$14,992,896

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

As of March 31, 2023 and December 31, 2022, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company was 70,000,000 shares with a par value of $0.001 per share. On March 30, 2022, the board of directors of the Company adopted a resolution to increase its authorized capital from 70,000,000 to 200,000,000 shares of its common stock by amending and restating the Company’s articles of incorporation. On March 31, 2022, the Company decided to remove restrictive legend from 9,908,465 shares of common stock, $0.001 par value per share, held by the Company’s twelve unrelated shareholders in accordance with Section 4(a)(1) of the Security Act of 1933. On March 24, 2023, the Company removed restrictive legend from 6,580,710 shares of common stock, $0.001 par value per share, held by the Company’s fourteen unrelated shareholders in accordance with Rule 144. As of March 31, 2023, the Company had a total of 79,519,994 restricted common stock shares and a total of 19,789,175 unrestricted common stock shares.

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

On October 4, 2022, the Company sold an aggregate of 6,000,000 shares of its common stock at a price of $0.05 per share, to two investors pursuant to the restricted stock agreements with the investors. Of a total of 6,000,000 shares of the common stock sold, 4,000,000 shares were sold to one of the two investors who was a former officer of the Company. The Company received advance payments of $300,000 from the two investors in September 2022 and recognized the advance payment as subscribed stock on September 30, 2022. As of March 31, 2023, all 6,000,000 common stock shares were issued and outstanding.

Common Stock Issued on Initial Closing of Public Offering

On January 9, 2023, the company conducted its initial closing for the public offering of its common stock (the “initial closing”) pursuant to the Company’s registration statement on Form S-1 initially filed with the SEC on July 22, 2022 and declared effective on November 4, 2022, whereby the Company sold 3,000,000 shares of common stock shares at $1.00 per share for total purchase price of $3,000,000 (the “Initial Closing Amount”) from the investors. The initial Closing amount equals to the minimum offering amount as set forth in the Registration Statement. As of March 31, 2023, all 3,000,000 common stock shares were issued and outstanding.

Subscribed Stock

As of December 31, 2022, the Company received a total advance payment of $2,751,828 from the investors and recognized the proceed of $2,751,828 as subscribed stock. Subscribed stock shares of 2,751,828 were issued on January 9, 2023 and outstanding as of March 31, 2023.

In January 2023, pursuant to the Company’s registration statement, the Company offered an additional 29,582 shares of common stock at $1.00 per share for a total purchase price of $29,582. As of March 31, 2023, the Company received a total advance payment of $29,582 from the investors and recognized the proceed of $29,582 as subscribed stock.

NOTE 12. SUBSEQUENT EVENTS

Additional Closing of Public Offering

On May 3, 2023, the Company conducted an additional closing of the public offering pursuant to the Company’s registration statement on Form S-1 initially filed with the SEC July 22, 2022 and declared effective on November 4, 2022, whereby the Company sold 1,402,027 shares of common stock shares at $1.00 per share for total purchase price of $1,402,027 from the investors.

Management has evaluated subsequent events through the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of March 31, 2023 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this part. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Results of Operations - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth information from our statements of comprehensive income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		Change
	2023	2022	(Amount)	(Percent)
Sales revenue	$8,516,646	$4,284,114	$4,232,532	99%
Cost of Goods Sold	(521,648)	(370,064)	(151,584)	41%
Gross Profit	7,994,998	3,914,050	4,080,948	104%
Operating Expenses	(7,419,012)	(3,588,312)	(3,830,700)	107%
Operating Income (Loss)	575,986	325,738	250,248	77%
Interest Income (Expense)	11,892	24	11,868	49,450%
Other Income (Expense)	(5,480)	-	(5,480)	* %
Income Tax Provision (Benefit)	(191,811)	(92,955)	(98,856)	106%
Net Income (Loss)	390,587	232,807	157,780	68%
Comprehensive Income (loss)	$518,119	$223,369	$294,750	132%

Revenues

Our total revenue for the three months ended March 31, 2023 was $8,516,646, as compared to $4,284,114 for the three months ended March 31, 2022, representing an increase of $4,232,532 or 99%. The revenue increase was primarily attributed to the increase in sales of water purifiers. During the three months ended March 31, 2023, sales of dandelion teas were $0, constituting 0% of the total revenue for the quarter, and sales of water purifiers generated $8,516,646 in revenue, representing 100% of the total revenue for the quarter. During the three months ended March 31, 2022, sales of dandelion teas generated $3,463,678 in revenue, constituting approximately 80.8% of the total revenue for the quarter, and sales of water purifiers generated $820,436 in revenue, representing approximately 19.2% of the total revenue for the quarter.

The following is the sales breakdown by segment during the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023		2022
Dandelion teas	$-	-%	$3,463,678	80.8%
Water purifier	8,516,646	100.0%	820,436	19.2%
Total	$8,516,646	100.0%	$4,284,114	100.0%

The sales of dandelion teas for the three months ended March 31, 2023 were $0, as compared to $3,463,678 for the three months ended March 31, 2022, representing a decrease of $3,463,678 or 100%. The decrease in sales of dandelion teas was mainly due to the impact of the dandelion plants’ life cycle, which generally consists of five main stages. Dandelion plants’ leaves, flowers, and roots are not ready for production of teas until May of each year. We had sales of dandelion teas in amount of $3,463,678 during the three months ended March 31, 2022 because we sold the products in inventory from prior years before our business was temporarily suspended due to COVID-19. The Company’s dandelion tea inventories were sold out by the end of last year. Therefore, for the three months ended March 31, 2023, we had no sales of dandelion teas.

The sales of water purifiers for the three months ended March 31, 2023 were $8,516,646, as compared to $820,436 for the three months ended March 31, 2022, representing an increase of $7,696,210 or 938%. The increase in sales of water purifiers was mainly driven by consumers’ higher demand for the products, the growth of our sales agents, and increased product promotion events.

Cost of Goods Sold

Our total cost of goods sold was $521,648 for the three months ended March 31, 2023 as compared to $370,064 for the three months ended March 31, 2022, representing an increase of $151,584 or 41.0%. The increase in our total cost of goods sold was mainly due to the increase in the cost of goods sold of water purifiers. During the three months ended March 31, 2023, cost of sales of dandelion teas was $0, constituting 0.0% of the total cost of goods sold, and cost of sales of water purifiers was $521,648, constituting 100.0% of the total cost of goods sold of the quarter. During the three months ended March 31, 2022, cost of sales of dandelion teas was $273,847, constituting approximately 74.0% of the total cost of goods sold, and cost of sales of water purifiers was $96,217, constituting approximately 26.0% of the total cost of goods sold of the quarter ending March 31, 2022.

The following is the cost of goods sold breakdown by segment during the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023		2022
Dandelion teas	$-	-%	$273,847	74.0%
Water purifier	521,648	100.0%	96,217	26.0%
Total	$521,648	100.0%	$370,064	100.0%

During the three months ended March 31, 2023, cost of sales of dandelion teas were $0 as compared to $273,847 for the three months ended March 31, 2022, representing a decrease of $273,847 or 100%, because of no sales during the three months ended March 31, 2023.

During the three months ended March 31, 2023, cost of sales of water purifiers were $521,648, as compared to $96,217 for the three months ended March 31, 2022, representing an increase of $425,431 or 442.2%. The increase in the cost of sales of water purifiers was mainly due to the increased sales in the quarter ending March 31, 2023.

Gross Profit

Our gross profit was $7,994,998 and $3,914,050 for the three months ended March 31, 2023 and 2022, respectively.

Our gross profit increased by $4,080,948 or 104% during the three months ended March 31, 2023, compared to the same period in 2022. The gross profit increase was mainly due to the increase in gross profit of water purifiers.

During the three months ended March 31, 2023 and 2022, the gross profit as a percentage of net revenue for the Dandelion teas was 0.0% and 92.1%, respectively, and the gross profit as a percentage of net revenue for the Water purifiers was approximately 93.9% and 88.3%, respectively. The gross profit as a percentage of net revenue for dandelion teas decreased 92.1% for the three months ended March 31, 2023, as compared to the same period in 2022 due to zero sales of dandelion teas in this quarter. The gross profit as a percentage of net revenue for water purifiers increased 5.6% for the three months ended March 31, 2023, as compared to the same period in 2022, driven by decreased costs incurred in purchasing materials.

The following table presents gross profit and gross profit margin by segment for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023		2022
Dandelion teas	$-	-%	$3,189,831	92.1%
Water purifier	7,994,998	93.9%	724,219	88.3%
Total	$7,994,998	93.9%	$3,914,050	91.4%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising, and product promotional expenses.

Our selling and marketing expenses were $7,077,178 for the three months ended March 31, 2023, as compared to $3,357,973 for the three months ended March 31, 2022, representing an increase of $3,719,205 or 110.8%. Such an increase was mainly driven by an increase in sales commission, because of the increase in sales.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses, and other corporate overhead costs.

The general and administrative expenses were $341,834 for the three months ended March 31, 2023, as compared to $230,339 for the three months ended March 31, 2022, representing an increase of $111,495 or 48.4%. Such an increase was mainly caused by the increase in accounting, legal and stock transfer agent fees that were associated with the Company’s SEC reporting and public disclosures, and the increase in the Company’s office rental expenses.

Interest income (expense)

Interest income was $11,892 for the three months ended March 31, 2023, as compared to interest loss of $24 for the three months ended March 31, 2022. Our total interest income increased by $11,868 or 49450.0% during the three months ended March 31, 2023, compared to the same period in 2022. The increase in interest income was primarily due to the interest earned from the Company’s bank savings accounts.

Other income (expense)

Other expense consists of miscellaneous non-operating cost. The other expense was $5,480 for the three months ended March 31, 2023. There was no other income or expenses for the three months ended March 31, 2022.

Income tax provision

Income tax provision was $191,811 for the three months ended March 31, 2023, as compared to $92,955 for the three months ended March 31, 2022. Our income tax provision increased by $98,856 or 106.3% during the three months ending March 31, 2023, compared to the same period in 2022. The increase in income tax provision was primarily due to the increase in income from operations during the three months ended March 31, 2023.

Net Income (Loss)

Our net income was $390,587 for the three months ended March 31, 2023, as compared to $232,807 for the three months ended March 31, 2022, increased by $157,780 or 67.8%, because of the above factors.

Foreign Currency Translation Loss

We had a foreign currency translation gain of $127,532 during the three months ended March 31, 2023, as compared to foreign currency translation loss of $9,438 during the three months ended March 31, 2022, reflecting a change of $136,970 or 1451.3%. Such an increase in foreign currency translation gain was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

	March 31,	December 31,	Change
	2023	2022	(Amount)	(Percent)
Current Assets	$165,413,419	$50,569,077	$114,844,342	227%
Current Liabilities	158,152,748	43,656,963	114,495,785	262%
Working Capital (deficit)	$7,260,671	$6,912,114	$348,557	5%

Our working capital was $7,260,671 as of March 31, 2023, as compared to working capital of $6,912,114 as of December 31, 2022, an increase in working capital of $348,557 or 5%. The increase in working capital is primarily due to the increase in cash inflow from revenue and the increase in the advance from customers and tax payable.

Cash Flow from Operating Activities

Our net cash provided by operating activities was $7,559,478 for the three months ended March 31, 2023, as compared to $1,260,939 for the three months ended March 31, 2022, reflecting an increase of $6,298,539 or 500%. The increase was primarily due to the increase in net income, advance from customers, tax payable and accounts payable, partially offset by the increase in advance to suppliers, loan to third parties, inventory, and the decrease in accrued liabilities and other payables during the three months ended March 31, 2023, as compared to three months ended March 31, 2022.

Cash Flow from Investing Activities

Our net cash used in investing activities was $384,760 for the three months ended March 31, 2023, as compared to that of $48,473 for the three months ended March 31, 2022, reflecting an increase of $336,287 or 694%. The increase in net cash used in investing activities was primarily due to the increase in investment in construction in progress and acquisition of equipment during the three months ended March 31, 2023, as compared to those items in the three months ended March 31, 2022.

Cash Flow from Financing Activities

Our net cash provided by financing activities was $2,015,176 for the three months ended March 31, 2023, as compared to $190,716 of net cash provided by financing activities for the three months ended March 31, 2022, representing an increase of $1,824,460 or 957%. The increase was primarily due to the proceeds received from issuance of the Company’s stock shares and the loans from related parties during the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Inventories

Our inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories consist of raw materials, goods in process, and finished goods. We review our inventories regularly for possible obsolete goods and establishes reserves when determined necessary. As of March 31, 2023 and December 31, 2022, the allowance for obsolete inventories was $36,790 and $36,299, respectively.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the three months ended March 31, 2023 and 2022. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of March 31, 2023 and December 31, 2022 was $8,146,134 and $7,734,862, respectively.

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

Recent Accounting Pronouncements

See Note 3 to unaudited consolidated financial statements for the three months ending March 31, 2023 and 2022.

22

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

Based on management’s assessment, we have concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2021. These weaknesses have existed since our inception on June 28, 2010 and, as of March 31, 2023, have not been remediated.

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

23

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

24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Tengjun Biotechnology Corp.

Date: May 15, 2023	By:	/s/ Xianchang Ma
	Name:	Xianchang Ma
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)