Form 10-Q
period 2023-06-30
Tengjun Biotechnology Corp.
filed 2023-08-15
CIK 1499785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2023, was 100,711,196.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,112,151	$2,830,646
Advance to suppliers	72,272	416,911
Inventories, net	2,348,133	1,001,028
Due from related party	2,936,417	4,534,714
Other receivables	400,029,668	41,785,778
Total Current Assets	430,498,641	50,569,077

Property and equipment, net	617,138	325,561
Construction in progress	7,846,534	7,734,862

Total Assets	$438,962,313	$58,629,500

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$5,716,166	$5,497,322
Advances from customers	385,437,763	44,512
Due to related parties	7,341,606	14,992,896
Accrued liabilities and other payables	25,201,808	23,122,233
Total Current Liabilities	423,697,343	43,656,963

Total Liabilities	423,697,343	43,656,963

Shareholders’ Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 200,000,000 shares authorized; 100,711,196 and 96,309,169 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	100,711	96,309
Additional paid-in capital	8,988,779	3,868,599
Subscribed stock	-	2,751,828
Accumulated profit (deficit)	8,068,592	8,159,037
Accumulated other comprehensive loss	(2,302,142)	(420,376)
Total Stockholders’ Equity	14,855,940	14,455,397

Noncontrolling interests	409,030	517,140
Total Equity (Deficit)	15,264,970	14,972,537

Total Liabilities and Equity	$438,962,313	$58,629,500

The accompanying notes are an integral part of these consolidated financial statements

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Sales revenue, net	$-	$51,290,462	$8,516,646	$55,574,576
Cost of goods sold	10,170	3,438,949	531,818	3,809,013
Gross Profit (Loss)	(10,170)	47,851,513	7,984,828	51,765,563
Selling and marketing expenses	-	42,952,863	7,077,178	46,310,836
General and administrative expenses	417,334	268,934	759,169	499,273
Total operating expenses	417,334	43,221,797	7,836,347	46,810,109
Income (Loss) from operations	(427,504)	4,629,716	148,481	4,955,454
Interest income (expense), net	9,540	7,397	21,432	7,421
Other (expense) income, net	(51,000)	(74)	(56,480)	(74)
Income (Loss) before provision for income taxes	(468,964)	4,637,039	113,433	4,962,801
Provision for income taxes	(2,264)	503,231	189,547	596,186
Net income (loss)	$(466,700)	$4,133,808	$(76,114)	$4,366,615
Net income (loss) attributable to noncontrolling interest	(13,588)	212,665	14,331	226,649
Net income (loss) attributable to the Company	(453,112)	3,921,143	(90,445)	4,139,966
Net income (loss)	(466,700)	4,133,808	(76,114)	4,366,615
Other comprehensive income (loss):
Foreign currency translation loss	$(2,131,739)	$(46,501)	$(2,004,207)	$(55,939)
Comprehensive income (loss)	(2,598,439)	4,087,307	(2,080,321)	4,310,676
Comprehensive income (loss) attributable to noncontrolling interests	(141,982)	210,317	(108,110)	223,824
Comprehensive income (loss) attributable to Tengjun stockholders	$(2,456,457)	$3,876,990	$(1,972,211)	$4,086,852

Net Loss Per Common Share:
Net income (loss) per common share - basic and diluted (in Dollars per share)	$0.00	$0.06	$0.00	$0.06

Weighted average shares outstanding:
Basic and diluted (in Shares)	100,187,364	65,309,169	98,258,980	65,309,169

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

						Accumulated
			Additional		Accumulated	Other
	Common Stock		Paid-in	Subscribed	Profit	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	(Deficit)	Loss	Interests	Equity
Balance at Dec. 31, 2021	65,309,169	$65,309	$1,099,599	$-	$(3,187,804)	$(168,535)	$(94,299)	$(2,285,730)
Net loss	-	-	-	-	218,823	-	13,984	232,807
Foreign currency translation	-	-	-	-	-	(8,961)	(477)	(9,438)
Balance at Mar. 31, 2022	65,309,169	65,309	1,099,599	-	(2,968,981)	(177,496)	(80,792)	(2,062,361)
Net Income (restated)	-	-	-	-	3,921,143	-	212,665	4,133,808
Foreign currency translation (restated)	-	-	-	-	-	(44,153)	(2,348)	(46,501)
Balance at Jun. 30, 2022 (restated)	65,309,169	$65,309	$1,099,599	$-	$952,162	$(221,649)	$129,525	$2,024,946

						Accumulated
			Additional		Accumulated	Other
	Common Stock		Paid-in	Subscribed	Profit	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	(Deficit)	Loss	Interests	Equity
Balance at Dec. 31, 2022	96,309,169	$96,309	$3,868,599	$2,751,828	$8,159,037	$(420,376)	$517,140	$14,972,537
Issuance of common stock	3,000,000	3,000	2,997,013	(2,751,828)	-	-	-	248,185
Common stock subscriptions received in advance	-	-	-	29,582	-	-	-	29,582
Net income	-	-	-	-	362,667	-	27,920	390,587
Foreign currency translation	-	-	-	-	-	121,580	5,952	127,532
Balance at Mar. 31, 2023	99,309,169	99,309	6,865,612	29,582	8,521,704	(298,796)	551,012	15,768,423
Issuance of common stock	1,402,027	1,402	2,123,167	(29,582)	-	-	-	2,094,987
Net income	-	-	-	-	(453,112)	-	(13,588)	(466,700)
Foreign currency translation	-	-	-	-	-	(2,003,346)	(128,394)	(2,131,740)
Balance at Jun. 30, 2023	100,711,196	$100,711	$8,988,779	$0	$8,068,592	$(2,302,142)	$409,030	$15,264,970

The accompanying notes are an integral part of these consolidated financial statements.

TENGJUN BIOTECHNOLOGY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,114)	$4,366,615
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	(291,577)	163,941
Changes in assets and liabilities:
Inventories	(1,347,105)	1,728,160
Prepaid taxes	-	676,958
Other receivables	(358,243,890)	(8,119,391)
Advance to suppliers	344,639	(12,867)
Accounts payable	218,844	51,004
Advance from customers	385,393,251	1,004,045
Taxes payable	-	7,930,253
Accrued liabilities and other payable	2,079,575	(96,868)
Net cash provided by operating activities	28,077,623	7,691,850

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,967)
Payment for construction in progress	(111,672)	(207,908)
Net cash used in investing activities	(111,672)	(212,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stocks	2,372,754	-
Net proceeds (repayment of) loans from related parties	(6,052,993)	(776,804)
Net cash used in financing activities	(3,680,239)	(776,804)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(2,004,207)	(228,026)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,281,505	6,474,145

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,830,646	285,568
CASH AND CASH EQUIVALENTS, ENDING BALANCE	25,112,151	6,759,713

Supplemental cash flow information
Interest paid	$-	$4,977

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

Shandong Tengjunxiang Biotechnology Co., Ltd (“Shandong Tengjunxiang”) was incorporated under the laws of PRC on June 27, 2014. Jinxiang County Kanglong Water Purification Equipment Co., Ltd (“Jinxiang Kanglong”), a wholly-owned subsidiary of Shandong Tengjunxiang, was formed under the laws of the PRC on January 6, 2015. Shandong Tengjunxiang and Jinxiang Kanglong have been under common control. Shandong Tengjunxiang and its subsidiary, Jinxiang Kanglong are primarily engaged in processing, packaging, distribution and sale of dandelion teas, and producing and sale of water purifiers in China, and plans to increase its tea processing and water purifier production lines and expand its sales channels in the next one to two years.

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

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023.

NOTE 2. LIQUIDITY

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has just started to generate revenues and turned around to be profitable since 2022. As of June 30, 2023, the Company had an accumulated profit of $8,068,592, working capital of $6,801,298, and cash of $28,077,623 provided by operating activities. As of June 30, 2022, the Company had an accumulated deficit of $6,228,771, and working capital deficit of $14,282,875, and cash balance of $6,759,713.

The Company’s ability to continue as a going concern will be dependent upon its ability to execute on its business plan, including the ability to generate revenue and the Company’s ability to raise additional capital. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of June 30, 2023 and has concluded that due to the receipt of the net proceeds from the completion of the Initial Public Offering and cash provided by operating activities during the year of 2022 and the first quarter of the year 2023, the Company has sufficient cash on hand to satisfy its anticipated cash requirements for the next twelve months from the issuance of these financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. As of June 30, 2023, the Company’s estimates primarily consisted of the allowance for obsolete inventory and impairment assessment on fixed assets and other long-lived assets. These estimates required management’s judgment, and actual results could differ from these estimates.

Reclassification

Certain classifications have been made to the prior year’s financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit with banks and other highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Advance to suppliers

The Company makes advances to certain vendors for construction and purchase of equipment. The Company had advances to suppliers of $72,272 and $416,911 as of June 30, 2023, and December 31, 2022, respectively. Based on management’s evaluation, no allowance for advances to suppliers was recorded as of June 30, 2023, and December 31, 2022.

Inventories

The Company’s inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories mainly consist of raw materials, goods in process, and finished goods. The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary. Allowance for obsolete inventory as of June 30, 2023, and December 31, 2022, was $0 and $36,299, respectively.

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

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the six months ended June 30, 2023, and 2022. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of June 30, 2023, and December 31, 2022, was $7,846,534 and $7,734,862, respectively.

Impairment of Long-lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. Based on management’s evaluation, no impairment of long-live assets was recognized for the six months ended June 30, 2023, and 2022.

Value added tax (“VAT”)

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales and services. The Company’s subsidiaries in the PRC are subject to VAT at rates ranging from 0% to 17% on proceeds received from customers and are entitled to a deduction for VAT already paid or borne on the products purchased by them. The VAT payable will be presented on the balance sheets when input VAT is less than the output VAT. Receivable balance, prepaid VAT, will be presented on the balance sheets when input VAT is larger than the output VAT.

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

Selling and marketing expenses

Selling and marketing expenses primarily consist of advertising costs, agency fees, costs for promotional materials, and commission costs made to sales force. The selling and marketing expenses for the three months ended June 30, 2023, and 2022 were $0 and $42,952,863, respectively. The selling and marketing expenses for the six months ended June 30, 2023, and 2022 were $7,077,178 and $46,310,836, respectively.

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

The Company generated total revenue of $0 and $8,516,646 during the three and six months ended June 30, 2023. No customer accounted for over 10% of total revenue during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, the Company had one supplier that accounted for 100% of its total purchase.

During the three and six months ended June 30, 2022, the Company had two major suppliers that accounted for over 10% of its total purchases.

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	% of total
Supplier	2023	2022	purchase
A	$143,818		100%
B	*	$1,005,275	82%
C	*	$227,376	18%

	For the Six Months Ended June 30,	For the Six Months Ended June 30,	% of total
Supplier	2023	2022	purchase
A	$524,289		100%
B	*	$1,005,275	82%
C	*	$227,376	18%

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

The following exchange rates were used to translate the amounts from RMB into United States dollars (“USD$”) for the prospective periods:

	June 30,	June 30,
	2023	2022

Period End Exchange Rate (RMB/USD)	7.2688	6.6981
Average Period Exchange Rate (RMB/USD)	6.9294	6.4791

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

The Company’s sale of dandelion teas is affected by the dandelion plants’ life cycle. A dandelion plant’s life cycle generally consists of five main stages and its leaves, flowers, and roots are not ready for production of teas until May of each year. Therefore, if the Company does not have enough storage of the previous year’s dandelion ingredients for producing teas, it will have no sales for the first and second quarter. As a result, for the three and six months ended June 30, 2023, the Company had no sales of dandelion teas.

The following table shows the Company’s operations by business segment for the three and six months ended June 30, 2023, and 2022:

	For the Three months Ended
	June 30,	June 30,
	2023	2022
Net revenue
Dandelion teas	$-	$51,444,665
Water purifier	-	(154,203)
Total revenues, net	$-	$51,290,462

Cost of goods sold
Dandelion teas	$-	$3,456,644
Water purifier	10,170	(17,695)
Total cost of goods sold	$10,170	$3,438,949

Gross profit
Dandelion teas	$-	$47,988,021
Water purifier	(10,170)	(136,508)
Gross profit	$(10,170)	$47,851,513

Operating expenses
Dandelion teas	$-	$43,288,325
Water purifier	417,334	(143,925)
Total operating expenses	$417,334	$43,144,400

Income (loss) from operations
Dandelion teas	$-	$4,699,696
Water purifier	(427,504)	7,417
Income (loss) from operations	$(427,504)	$4,707,113

	For the Six months Ended
	June 30,	June 30,
	2023	2022
Net revenue
Dandelion teas	$-	$54,908,343
Water purifier	8,516,646	666,233
Total revenues, net	$8,516,646	$55,574,576

Cost of goods sold
Dandelion teas	$-	$3,730,491
Water purifier	531,818	78,522
Total cost of goods sold	$531,818	$3,809,013

Gross profit
Dandelion teas	$-	$51,177,852
Water purifier	7,984,828	587,711
Gross profit	$7,984,828	$51,765,563

Operating expenses
Dandelion teas	$-	$46,259,134
Water purifier	7,836,346	429,482
Total operating expenses	$7,836,346	$46,688,616

Income (loss) from operations
Dandelion teas	$-	$4,918,718
Water purifier	148,482	158,229
Income (loss) from operations	$148,482	$5,076,947

The following table shows the Company’s assets by business segment as of June 30, and December 31, 2022:

	June 30,	December 31,
Segment assets	2023	2022
Dandelion teas	$-	$8,326,875
Water purifier	8,516,646	50,302,625
Total assets	$8,516,646	$58,629,500

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which provides guidance on the acquirer’s accounting for acquired revenue contracts with customers in a business combination. The amendments require an acquirer recognizes and measures contract assets and contract liabilities acquired in a business combination at the acquisition date in accordance with ASC 606 as if it had originated the contracts. This guidance also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance is required to be applied prospectively to business combinations occurring on or after the date of adoption. This guidance is effective for the Company for the year ending March 31, 2024, and interim reporting periods during the year ending March 31, 2024. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on the financial position, results of operations and cash flows.

NOTE 4. INVENTORIES, NET

Inventories consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$257,146	$266,725
Work in process	273,397	203,257
Finished goods	1,817,590	567,346
	2,348,133	1,037,328
Less: allowance for obsolete inventories	-	(36,299)
Inventories, net	$2,348,133	$1,001,028

NOTE 5. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Buildings	$13,827	$14,431
Machinery and equipment	974,880	619,839
Office equipment	168,496	135,313
Vehicles	764,218	805,135
	1,921,421	1,574,718
Less: Accumulated depreciation	(1,304,283)	(1,249,157)
Property and equipment, net	$617,138	$325,561

Depreciation expenses for the three months ended June 30, 2023, and 2022 were $32,157 and $79,830, respectively.

Depreciation expenses for the six months ended June 30, 2023, and 2022 were $57,577 and $163,941, respectively.

NOTE 6. OTHER RECEIVABLE

Other receivable consisted of the following on June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022
Loans to sales agents	$400,024,068	$41,775,015
Prepaid Expenses	-	4,740
Security deposit	5,600	5,600
Other	-	423
Total	$400,029,668	$41,785,778

During the year ended 31, 2022, the Company made loans to various individual sales agents in the aggregate amount of $41,775,015 pursuant to the agreements with each of the sales agents. The loans were made to each of the sales agents for the purpose of market expansion, and all loans shall be repaid in full before December 31, 2023. These loans are unsecured and bear no interest. During the six months ending June 30, 2023, approximately $39,178,129 was repaid and the remaining $2,596,886 of the loan shall be repaid before December 31, 2023.

NOTE 7. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following on June 30, 2023, and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accrued local taxes	$25,198,322	$22,796,102
Advance from employees	(9,654)	36,139
Accrued payroll	13,140	15,213
Accrued professional fees	-	274,779
Total	$25,201,808	$23,122,233

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

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose a unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%. The Company had recorded income tax provision of negative $2,264 and $503,231 for the three months ended June 30, 2023, and 2022. The Company had recorded income tax provision of $189,547 and $596,186 for the six months ended June 30, 2023, and 2022.

The following table summarizes the income from operations before income taxes by jurisdiction:

	For the Six months Ended June 30,
	2023	2022
United States	$-	$-
China	(2,264)	596,186
Total	$(2,264)	$596,186

Provision for income tax expense (benefit) consists of the following:

The following table summarizes a reconciliation of income tax expense for operations, calculated at the U.S. statutory federal income tax rate of 21% to total income tax expense (benefit):

	For the Six months Ended June 30,
	2023	2022
Income tax expense at federal statutory rate	21.0%	$21.0%
Increases/(decreases) due to:
Foreign tax rate differential	4.1%	4.1%
Change in valuation allowance	0.5	0.5%
Effective tax rate	12.0%	12.0%

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

As of June 30, 2023, and December 31, 2022, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of USA would not be realized and have a 100% valuation allowance associated with its deferred tax assets.

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

Concentration Risk

For the water purifier business segment, the Company relied on one supplier that represented 100% of the total purchases, during the three and six months ended June 30, 2023. In the event of losing the one vendor without alternative providers, the Company’s water purifier business will be materially and adversely affected.

NOTE 10. RELATED PARTY TRANSACTIONS AND BALANCES

The related party of the company with whom transactions are reported in these financial statements are as follows:

Name of Individual	Relationship with the Company
Xianchang Ma	Major shareholder, CEO, director of the Company
Liuhong Liu	Beneficial owner of the Company’s common stock
Pan Shi	Beneficial owner of the Company’s common stock
Jin Tian	Beneficial owner of the Company’s common stock
Qiuping Lu	Shareholder, former director, and CEO

Due from related party:

	June 30,	December 31,
	2023	2022

Pan Shi	$84,714	$84,714
Xianchang Ma	2,851,703	4,450,000
Total	$2,936,417	$4,534,714

Due from related party represent advances to its related parties for working capital purpose and receivable from the related party for investment purpose.

Due to related parties:

	June 30,	December 31,
	2023	2022

Xianchang Ma	$7,341,141	$14,992,431
Qiuping Lu	96	96
Pan Shi	307	307
Jin Tian	62	62
	$7,341,606	$14,992,896

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

As of June 30, 2023, and December 31, 2022, the Company had no shares of its preferred stock issued and outstanding.

Common Stock

The total number of common shares authorized that may be issued by the Company was 70,000,000 shares with a par value of $0.001 per share. On March 30, 2022, the board of directors of the Company adopted a resolution to increase its authorized capital from 70,000,000 to 200,000,000 shares of its common stock by amending and restating the Company’s articles of incorporation. As of June 30, 2023, the Company had a total of 79,519,994 restricted common stock shares and a total of 21,191,202 unrestricted common stock shares.

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

On October 4, 2022, the Company sold an aggregate of 6,000,000 shares of its common stock at a price of $0.05 per share, to two investors pursuant to the restricted stock agreements with the investors. Of a total of 6,000,000 shares of the common stock sold, 4,000,000 shares were sold to one of the two investors who was a former officer of the Company. As of June 30, 2023, all 6,000,000 common stock shares were issued and outstanding.

Common Stock Issued on Initial Closing of Public Offering

On January 9, 2023, the company conducted its initial closing for the public offering of its common stock (the “initial closing”) pursuant to the Company’s registration statement on Form S-1 initially filed with the SEC on July 22, 2022 and declared effective on November 4, 2022, whereby the Company sold 3,000,000 shares of common stock shares at $1.00 per share for total purchase price of $3,000,000 (the “Initial Closing Amount”) from the investors. The initial Closing amount equals to the minimum offering amount as set forth in the Registration Statement. As of June 30, 2023, all 3,000,000 common stock shares were issued and outstanding.

Additional Closing of Public Offering

On May 3, 2023, the Company conducted an additional closing of the public offering pursuant to the Company’s registration statement on Form S-1 initially filed with the SEC July 22, 2022, and declared effective on November 4, 2022, whereby the Company sold 1,402,027 shares of common stock shares at $1.00 per share for total purchase price of $1,402,027 from the investors.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements are available to be issued. All subsequent events requiring recognition as of June 30, 2023, have been incorporated into these financial statements and there is one subsequent event that requires disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

Mr. Xianchang Ma, the Chief Executive Officer, Chief Financial Officer, and Director of the Company, passed away on August 3, 2023. Mr. Ma served on the Board of the Company since December 2019. The Company will update stockholders of further developments in this regard.

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

Results of Operations

Results of Operations - Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

The following table sets forth information from our statements of comprehensive income for the six months ended June 30, 2023, and 2022:

	Three Months Ended
	June 30,		Change
	2023	2022	(Amount)	(Percent)
Sales revenue	$-	$51,290,462	$(51,290,462)	(100.00)%
Cost of Goods Sold	10,170	3,438,949	(3,428,779)	(99.70)%
Gross Profit	(10,170)	47,851,513	(47,861,683)	(100.02)%
Operating Expenses	417,334	43,221,797	(42,804,463)	(99.03)%
Operating Income (Loss)	(427,504)	4,629,716	(5,057,200)	(109.23)%
Interest Income (Expense)	9,540	7,397	2,143	28.97%
Other Income (Expense)	(51,000)	(74)	(50,926)	68818.92%
Income Tax Provision (Benefit)	(2,264)	503,231	(505,495)	(100.45)%
Net Income (Loss)	(466,700)	4,133,808	(4,580,508)	(110.81)%
Comprehensive Income (loss)	$(2,598,439)	$4,087,307	$(6,685,746)	(163.57)%

Revenues

Our total revenue for the three months ended June 30, 2023, was $0, as compared to $51,290,462 for the three months ended June 30, 2022, representing a decrease of $51,290,462 or 100%. The revenue decrease was primarily attributed to that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter. During the three months ended June 30, 2023, sales of dandelion teas and water purifiers generated $0 in revenue. During the three months ended June 30, 2022, sales of dandelion teas generated $51,444,665 in revenue, constituting approximately 100% of the total revenue for the quarter, and sales of water purifiers generated $154,203 in loss, representing approximately 0% of the total revenue for the quarter.

The following is the sales breakdown by segment during the three months ended June 30, 2023, and 2022:

	For the three months ended June 30,
	2023		2022
Dandelion teas	$-	-%	$51,444,665	100%
Water purifier	-	-%	(154,203)	0%
Total	$-	-%	$51,290,462	100%

The sales of dandelion teas for the three months ended June 30, 2023, were $0, as compared to $51,444,665 for the three months ended June 30, 2022, representing a decrease of $51,444,665 or 100%. The decrease in sales of dandelion teas was mainly due to the fact that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter.

The sales of water purifiers for the three months ended June 30, 2023, were $0, as compared to $154,203 loss for the three months ended June 30, 2022, representing an increase of $154,203 or 100%. The negative balance as of June 30, 2022, was primarily due to the sales returns. Additionally, as of June 30, 2023,management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter.

Cost of Goods Sold

Our total cost of goods sold was $10,170 for the three months ended June 30, 2023, as compared to $3,438,949 for the three months ended June 30, 2022, representing a decrease of $3,428,779 or 99.19%. The decrease in our total cost of goods sold was mainly caused by the fact that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter. During the three months ended June 30, 2023, cost of sales of dandelion teas was $0, constituting 0% of the total cost of goods sold, and cost of sales of water purifiers was $10,170, constituting 100% of the total cost of goods sold of the quarter. During the three months ended June 30, 2022, cost of sales of dandelion teas was $3,456,644, constituting approximately 101% of the total cost of goods sold, and cost of sales of water purifiers was $(17,695), constituting approximately negative 1% of the total cost of goods sold of the quarter ending June 30, 2022.

The following is the cost of goods sold breakdown by segment during the three months ended June 30, 2023, and 2022:

	For the three months ended June 30,
	2023		2022
Dandelion teas	$-	0%	$3,456,644	101%
Water purifier	10,170	100%	(17,695)	(1)%
Total	$10,170	100%	$3,438,949	100%

During the three months ended June 30, 2023, cost of sales of dandelion teas were $0 as compared to $3,456,644 for the three months ended June 30, 2022, representing a decrease of $3,456,644 or 100%, because of no sales during the three months ended June 30, 2023.

During the three months ended June 30, 2023, cost of sales of water purifiers were $10,170, as compared to $(17,695) for the three months ended June 30, 2022, representing an increase of $27,865 or 157.47%. The negative balance as of June 30, 2022, was primarily due to sales returns and no such events had occurred as of June 30, 2023.

Gross Profit

Our loss was $10,170 and our profit was $47,851,513 for the three months ended June 30, 2023, and 2022, respectively. Our gross profit decreased by $47,841,343 or 100% during the three months ended June 30, 2023, compared to the same period in 2022. The decrease was mainly caused by the fact that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter.

During the three months ended June 30, 2023, and 2022, the gross profit as a percentage of net revenue for the dandelion teas was 0% and 100%, respectively, and the gross profit as a percentage of net revenue for the water purifiers was approximately 100% and 0%, respectively. The gross profit as a percentage of net revenue for dandelion teas decreased 100% for the three months ended June 30, 2023, as compared to the same period in 2022 due to zero sales of dandelion teas in this quarter. The gross profit as a percentage of net revenue for water purifiers increased 92.55% for the three months ended June 30, 2023, as compared to the same period in 2022, driven by decreased costs incurred in purchasing materials.

The following table presents gross profit and gross profit margin by segment for the three months ended June 30, 2023, and 2022:

	For the three months ended June 30,
	2023		2022
Dandelion teas	$-	0%	$47,988,021	100%
Water purifier	(10,170)	100%	(136,508)	(0)%
Total	$(10,170)	100%	$47,851,513	100%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising, and product promotional expenses.

Our selling and marketing expenses were $0 for the three months ended June 30, 2023, as compared to $42,952,863 for the three months ended June 30, 2022, representing a decrease of $42,952,863 or 100%. Such a decrease was mainly driven by a decrease in sales commission since management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses, and other corporate overhead costs.

The general and administrative expenses were $417,334 for the three months ended June 30, 2023, as compared to $268,934 for the three months ended June 30, 2022, representing an increase of $148,400 or 55.18%. Such an increase was mainly caused by the increase in accounting, legal and stock transfer agent fees that were associated with the Company’s SEC reporting and public disclosures, and the increase in the Company’s office rental expenses.

Interest income (expense)

Interest income was $9,540 for the three months ended June 30, 2023, as compared to interest loss of $7,397 for the three months ended June 30, 2022. Our total interest income increased by $2,143 or 28.97% during the three months ended June 30, 2023, compared to the same period in 2022. The increase in interest income was primarily due to the interest earned from the Company’s bank savings accounts.

Other income (expense)

Other expense consists of miscellaneous non-operating cost. The other expense was $51,000 for the three months ended June 30, 2023, as compared to $74 for the three months ended June 30, 2022, representing an increase of $50,926 or 68818.92%. The increase was primarily due to the company has borne some of the handling fees for customers receiving advance payments.

Income tax provision

Income tax provision was negative $2,264 for the three months ended June 30, 2023, as compared to $503,231 for the three months ended June 30, 2022. Our income tax provision decreased by $505,495 or 100.45% during the three months ending June 30, 2023, compared to the same period in 2022. The decrease in income tax provision was primarily due to the decrease in income from operations during the three months ended June 30, 2023.

Net Income (Loss)

Our net loss was $466,700 for the three months ended June 30, 2023, as compared to net income of $4,133,808 for the three months ended June 30, 2022, decreased by $4,600,508 or 111.29%, because of the above factors.

Foreign Currency Translation Loss

We had a foreign currency translation loss of $2,131,739 during the three months ended June 30, 2023, as compared to foreign currency translation loss of $46,501 currency loss during the three months ended June 30, 2022, reflecting a change of $2,085,238 or 4484.29%. Such an increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Results of Operations - Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

The following table sets forth information from our statements of comprehensive income for the six months ended June 30, 2023, and 2022:

	Six Months Ended
	June 30,		Change
	2023	2022	(Amount)	(Percent)
Sales revenue	$8,516,646	$55,574,576	$(47,057,930)	(84.68)%
Cost of Goods Sold	531,818	3,809,013	(3,277,195)	(86.04)%
Gross Profit	7,984,828	51,765,563	(43,780,735)	(84.58)%
Operating Expenses	7,836,346	46,810,109	(38,973,763)	(83.26)%
Operating Income (Loss)	148,482	4,955,454	(4,806,972)	(97.00)%
Interest Income (Expense)	21,432	7,421	14,011	188.80%
Other Income (Expense)	(56,480)	(74)	(56,406)	76224.32%
Income Tax Provision (Benefit)	189,547	596,186	(406,639)	(68.21)%
Net Income (Loss)	(76,113)	4,366,615	(4,442,728)	(101.74)%
Comprehensive Income (loss)	$(2,080,320)	$4,310,676	$(6,390,996)	(148.26)%

Revenues

Our total revenue for the six months ended June 30, 2023, was $8,516,646, as compared to $55,574,576 for the six months ended June 30, 2022, representing a decrease of $47,057,930 or 84.68%. The revenue decrease was primarily attributed to the fact that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter. During the six months ended June 30, 2023, sales of dandelion teas were $0, constituting 0% of the total revenue for the quarter, and sales of water purifiers generated $8,516,646 in revenue, representing 100% of the total revenue for the quarter. During the six months ended June 30, 2022, sales of dandelion teas generated $54,908,343 in revenue, constituting approximately 99% of the total revenue for the quarter, and sales of water purifiers generated $666,233 in revenue, representing approximately 1% of the total revenue for the quarter.

The following is the sales breakdown by segment during the six months ended June 30, 2023, and 2022:

	For the six months ended June 30,
	2023		2022
Dandelion teas	$-	0%	$54,908,343	99%
Water purifier	8,516,646	100%	666,233	1%
Total	$8,516,646	100%	$55,574,576	100%

The sales of dandelion teas for the six months ended June 30, 2023, were $0, as compared to $54,908,343 for the six months ended June 30, 2022, representing a decrease of $54,908,343 or 100%. The decrease in sales of dandelion teas is primarily attributed to the fact that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter.

The sales of water purifiers for the six months ended June 30, 2023, were $8,516,646, as compared to $666,233 for the six months ended June 30, 2022, representing an increase of $7,850,413 or 1178.32%. The increase in sales of water purifiers was mainly driven by consumers’ higher demand for the products, the growth of our sales agents, and increased product promotion events.

Cost of Goods Sold

Our total cost of goods sold was $531,818 for the six months ended June 30, 2023, as compared to $3,809,013 for the six months ended June 30, 2022, representing a decrease of $3,277,195 or 86.04%. The decrease in our total cost of goods sold was mainly due to the decrease in sales. During the six months ended June 30, 2023, cost of sales of dandelion teas was $0, constituting 0% of the total cost of goods sold, and cost of sales of water purifiers was $531,818, constituting 100% of the total cost of goods sold of the quarter. During the six months ended June 30, 2022, cost of sales of dandelion teas was $3,730,491, constituting approximately 98% of the total cost of goods sold, and cost of sales of water purifiers was $78,522, constituting approximately 2% of the total cost of goods sold of the quarter ending June 30, 2022.

The following is the cost of goods sold breakdown by segment during the six months ended June 30, 2023, and 2022:

	For the six months ended June 30,
	2023		2022
Dandelion teas	$-	0%	$3,730,491	98%
Water purifier	531,818	100%	78,522	2%
Total	$531,818	100%	$3,809,013	100%

During the six months ended June 30, 2023, cost of sales of dandelion teas were $0 as compared to $3,730,491 for the six months ended June 30, 2022, representing a decrease of $3,730,491 or 100%. The decrease is attributed to the fact that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter.

because of no sales during the six months ended June 30, 2023.

During the six months ended June 30, 2023, cost of sales of water purifiers were $531,818, as compared to $78,522 for the six months ended June 30, 2022, representing an increase of $453,296 or 577.29%. The increase in cost of sales of water purifiers was mainly due to the increased sales in the quarter ending June 30, 2023.

Gross Profit

Our gross profit was $7,984,828 and $51,765,563 for the six months ended June 30, 2023, and 2022, respectively.

Our gross profit decreased by $43,780,735 or 84.58% during the six months ended June 30, 2023, compared to the same period in 2022. The gross profit decrease was mainly caused by the fact that management detected an error in the revenue recognition and decided not to recognize any revenue in this quarter.

During the six months ended June 30, 2023, and 2022, the gross profit as a percentage of net revenue for the Dandelion teas was 0% and 99%, respectively, and the gross profit as a percentage of net revenue for the Water purifiers was approximately 100% and 1%, respectively. The gross profit as a percentage of net revenue for dandelion teas decreased 92.1% for the six months ended June 30, 2023, as compared to the same period in 2022 due to zero sales of dandelion teas in this quarter. The gross profit as a percentage of net revenue for water purifiers increased 1258.63% for the six months ended June 30, 2023, as compared to the same period in 2022, driven by decreased costs incurred in purchasing materials and increased demand.

The following table presents gross profit and gross profit margin by segment for the six months ended June 30, 2023, and 2022:

	For the six months ended June 30,
	2023		2022
Dandelion teas	$-	0%	$51,177,852	99%
Water purifier	7,984,828	100%	587,711	1%
Total	$7,984,828	100%	$51,765,563	100%

Selling and Marketing Expenses

Our selling and marketing expenses primarily consist of sales commission, advertising, and product promotional expenses.

Our selling and marketing expenses were $7,077,178 for the six months ended June 30, 2023, as compared to $46,310,836 for the six months ended June 30, 2022, representing a decrease of $39,233,658 or 84.72%. Such a decrease was mainly driven by the decrease in sales commission as a result of the decrease in sales.

General and administrative expenses

Our general and administrative expenses primarily consist of payroll and benefit costs for corporate employees, legal, consulting, professional expenses, rental expenses, and other corporate overhead costs.

The general and administrative expenses were $759,168 for the six months ended June 30, 2023, as compared to $499,273 for the six months ended June 30, 2022, representing an increase of $259,895 or 52.05%. Such an increase was mainly caused by the increase in accounting, legal and stock transfer agent fees that were associated with the Company’s SEC reporting and public disclosures, and the increase in the Company’s office rental expenses.

Interest income (expense)

Interest income was $21,432 for the six months ended June 30, 2023, as compared to $7,421 for the six months ended June 30, 2022. Our total interest income increased by $14,011 or 188.80% during the six months ended June 30, 2023, compared to the same period in 2022. The increase in interest income was primarily due to the interest earned from the Company’s bank savings accounts.

Other income (expense)

Other expense consists of miscellaneous non-operating cost. The other expense was $56,480 for the six months ended June 30, 2023, as compared to $74 for the six months ended June 30, 2022, representing an increase of $56,406 or 76224.32%. The increase was primarily due to the company’s incurring bank fees in receiving the advances from customers.

Income tax provision

Income tax provision was $189,547 for the six months ended June 30, 2023, as compared to $596,186 for the six months ended June 30, 2022. Our income tax provision decreased by $406,639 or 68.21% during the six months ending June 30, 2023, compared to the same period in 2022. The decrease in income tax provision was primarily due to the decrease in sales during the six months ended June 30, 2023.

Net Income (Loss)

Our net loss was $76,113 for the six months ended June 30, 2023, as compared to net income $4,366,615 for the six months ended June 30, 2022, decreased by $4,442,728 or 101.74%, because of the above factors.

Foreign Currency Translation Loss

We had a foreign currency translation loss of $2,004,207 during the six months ended June 30, 2023, as compared to foreign currency translation loss of $55,939 currency loss during the six months ended June 30, 2022, reflecting a change of $1,948,268 or 3482.84%. Such an increase in foreign currency translation loss was primarily caused by the currency exchange rate fluctuation.

Liquidity and Capital Resources

Working Capital

	June 30,	December 31,	Change
	2023	2022	(Amount)	(Percent)
Current Assets	$430,498,641	$50,569,077	$379,930,564	751.31%
Current Liabilities	423,697,343	43,656,963	380,040,380	870.51%
Working Capital (deficit)	$6,801,298	$6,912,114	$(110,816)	(1.60)%

Our working capital was $6,801,298 as of June 30, 2023, as compared to working capital of $6,912,114 as of December 31, 2022, a decrease in working capital of 110,816 or 1.60%. The decrease in working capital is primarily due to the increase in the advance from customers offsetting by the increase in other receivables.

Cash Flow from Operating Activities

Our net cash provided by operating activities was $28,077,623 for the six months ended June 30, 2023, as compared to $7,691,850 for the six months ended June 30, 2022, reflecting an increase of $20,385,773 or 265.03%. The increase was primarily due to the increase in advance from customers, accrued liabilities and other payables partially offset by the increase in other receivables, advance to suppliers, and the decrease in inventories, accrued liabilities and other payables during the six months ended June 30, 2023, as compared to six months ended June 30, 2022.

Cash Flow from Investing Activities

Our net cash used in investing activities was $111,672 for the six months ended June 30, 2023, as compared to that of $212,875 for the six months ended June 30, 2022, reflecting a decrease of $101,203 or 47.54%. The decrease in net cash used in investing activities was primarily due to the decrease in investment in construction in progress during the six months ended June 30, 2023, as compared to those items in the six months ended June 30, 2022.

Cash Flow from Financing Activities

Our net cash used in financing activities was $3,680,239 for the six months ended June 30, 2023, as compared to $776,804 of net cash used in financing activities for the six months ended June 30, 2022, representing an increase of $2,903,435 or 373.77%. The increase was primarily due to the repayment of loans from related parties, offset by proceeds received from issuance of the Company’s stock shares during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) of the United States, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends, and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Inventories

Our inventories primarily consist of dandelion teas and water purifiers. Inventories are valued at the lower of cost (determined on a weighted average basis) and net realizable value. Inventories consist of raw materials, goods in process, and finished goods. We review our inventories regularly for possible obsolete goods and establish reserves when determined necessary. As of June 30, 2023, and December 31, 2022, the allowance for obsolete inventories was $0 and $36,299, respectively.

Construction in Progress

Construction in progress represents direct costs of construction, interest and design fees incurred. No interest was capitalized for the six months ended June 30, 2023, and 2022. Capitalization of these costs ceases and the construction in progress is transferred to property, plant, and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is recognized until it is completed and ready for intended use. Construction in progress as of June 30, 2023, and December 31, 2022, was $7,846,534 and $7,734,862, respectively.

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

Recent Accounting Pronouncements

See Note 3 to unaudited consolidated financial statements for the six months ending June 30, 2023, and 2022.

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

Based on management’s assessment, we have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses were identified in our Annual Report on Form 10-K for the year ended December 31, 2022. These weaknesses have existed since our inception on June 28, 2010 and, as of June 30, 2023, have not been remediated.

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

Tengjun Biotechnology Corp.

Date: August 14, 2023	By:	/s/ Caihong Qu
	Name:	Caihong Qu
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)